Form 10-Q
period 1996-06-30
NUMAR CORP
filed 1996-08-08
CIK 830476

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           -------------------------

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended   June 30, 1996
                                               -----------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________


                         Commission File Number 0-23718


                               NUMAR Corporation
             (Exact name of registrant as specified in its charter)
      Pennsylvania                                   23-2750939
(State of Incorporation)                             (I.R.S. Employer
                                                     Identification Number)
                                 508 Lapp Road
                          Malvern, Pennsylvania  19355
             (Address and ZIP code of principal executive offices)

                                 (610) 251-0116
              (Registrant's telephone number including area code)

                                 Not Applicable
      (Former name, address or fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X          No _____
                               -----

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of June 30, 1996 was 8,371,554.

                                     INDEX




                                                                    Page
                                                                    ----

ITEM 1.   Financial Statements

          Consolidated Balance Sheets
               As of June 30, 1996 and December 31, 1995              1

          Consolidated Statements of Operations                       2
               For the Three Months and Six Months
               Ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows                       3
               For the Six Months Ended June 30,
               1996 and 1995

          Notes to Consolidated Financial Statements                  4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         6


ITEM 6.   Exhibits and Reports on Form 8-K                            7


          Signatures                                                  8


                       NUMAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                   June 30,         December 31,
                                                     1996               1995
                                                  -----------       -----------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents....................   $  6,555            $  6,323
  Accounts receivable, less allowance
   for doubtful accounts of $79,000 and
   $79,000, respectively.......................      3,078               3,495
  Prepaid expenses and other current assets....        261                 115
                                                  --------            --------
        Total current assets...................      9,894               9,933

Well logging devices under construction and
  supplies.....................................      4,445               4,310
Property and equipment, net....................     16,973              15,519
Other assets, net..............................        647                 565
                                                  --------            --------
        Total assets                              $ 31,959            $ 30,327
                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of loans payable.............   $    129            $     86
  Accounts payable.............................      1,308               1,130
  Accrued expenses.............................      1,623               1,501
  Deferred revenue.............................      3,652               1,889
  Foreign taxes payable........................        142                 176
                                                  --------            --------
        Total current liabilities                    6,854               4,782

Deferred revenue...............................      6,096               5,667
Loans payable..................................        162                 204

Stockholders' equity:
  Common shares; par value $.01 per share;
    authorized, 50,000,000 shares; issued and
    outstanding 8,371,554 and 8,273,460,
    respectively...............................         84                  83
Additional paid-in capital.....................     56,418              55,919
Accumulated deficit............................    (37,655)            (36,302)
                                                  --------            --------
                                                    18,847              19,700
Employee subscriptions receivable..............        ---                 (26)
                                                  --------            --------
        Total stockholders' equity.............     18,847              19,674
                                                  --------            --------
        Total liabilities and stockholders'
         equity................................   $ 31,959            $ 30,327
                                                  ========            ========



          See accompanying notes to consolidated financial statements.

                      NUMAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except for share data)

                                                               for the three months ended           for the six months ended
                                                                        June 30,                            June 30,
                                                               --------------------------           -------------------------

                                                               1996                  1995           1996                 1995
                                                                       (Unaudited)                       (Unaudited)

Revenue...............................................      $    4,106            $    1,825     $    7,079           $    3,454
Cost of sales and services............................           2,758                 1,930          4,899                3,626
Depreciation of field assets..........................             933                   501          1,845                  902
                                                            ----------            ----------     ----------           ----------
    Gross profit (loss)...............................             415                  (606)           335               (1,074)

General and administrative expenses...................             412                   369            790                  679
Research and development expenses.....................             503                   411            973                  780
                                                            ----------            ----------     ----------           ----------
    Loss from operations..............................            (500)               (1,386)        (1,428)              (2,533)

Other income (expense)
  Interest income.....................................              84                    79            158                  209
  Interest expense....................................              (8)                  (10)           (15)                 (17)
                                                            ----------            ----------     ----------           ----------
      Loss before income tax..........................            (424)               (1,317)        (1,285)              (2,341)
Income tax expense....................................              84                    90             68                  108
                                                            ----------            ----------     ----------           ----------
      Net loss........................................      $  (   508)           $   (1,407)    $   (1,353)          $   (2,449)
                                                            ==========            ==========     ==========           ==========

      Net loss per share..............................           $(.06)                $(.19)         $(.16)               $(.33)
                                                            ==========            ==========     ==========           ==========

Weighted average common shares outstanding............       8,308,887             7,376,202      8,291,174            7,376,477


          See accompanying notes to consolidated financial statements.

                       NUMAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                        for the six months ended
                                                                 June 30,
                                                        ------------------------
                                                          1996            1995
                                                          ----            ----
                                                               (Unaudited)
Cash flow from operating activities:
 Net loss............................................   $(1,353)        $(2,449)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization....................     2,068           1,044
    Provision for doubtful accounts..................       ---             (75)
 Changes in assets and liabilities which
  provided (used) cash:
    Receivables - trade..............................       417            (664)
    Prepaid expenses and other current assets........      (146)            (74)
    Other assets.....................................      (102)           (145)
    Accounts payable.................................       178            (206)
    Accrued expenses.................................       122             415
    Deferred revenue.................................     2,192           1,102
    Foreign taxes payable............................       (34)             (4)
                                                        -------         -------
       Net cash provided by (used in) operating
         activities..................................     3,342          (1,056)
                                                        -------         -------

Cash flows from investing activities:
 Capital expenditures................................    (4,063)         (5,752)
 Well logging devices under construction and supplies      (135)           (787)
 Proceeds from disposition of property and equipment.       561             186
       Net cash used in investing activities.........   -------         -------
                                                         (3,637)         (6,353)
                                                        -------         -------

Cash flows from financing activities:
 Proceeds from (principal payment of) bank debt and
  term loans.........................................         1             (60)
 Principal payments on capital lease obligations.....       ---              (3)
 Proceeds from issuing common shares.................       500               7
 Repayment of employee subscription receivables......        26              41
                                                        -------         -------
       Net cash provided by (used in) financing
        activities...................................       527             (15)
                                                        -------         -------

Cash and cash equivalents:
 Net increase (decrease) in cash.....................       232          (7,424)
 Balance, beginning of period........................     6,323           9,264
                                                        -------         -------

 Balance, end of period..............................   $ 6,555         $ 1,840
                                                        =======         =======


          See accompanying notes to consolidated financial statements.

                      NUMAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(1)  General

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K filed with the Securities and Exchange Commission on March 26, 1996.

(2)  Agreement with Halliburton Energy Services

     In March 1996, the Company entered into a licensing agreement with Halliburton Energy Services, a Halliburton Company ("HES"), whereby NUMAR will sell to HES MRIL logging equipment and license the use of that equipment by HES to provide MRIL logging services to HES customers. Under the terms of the agreement, in addition to purchasing the MRIL equipment, HES will pay to NUMAR a licensing fee, and for five years thereafter, pay to NUMAR the higher of a minimum monthly royalty or a certain percentage of MRIL revenue generated by HES.

     During the second quarter, NUMAR delivered to HES the first of five logging units HES is committed to acquire from NUMAR in 1996.

(3)  Well Logging Devices Under Construction and Supplies

     Well logging devices under construction and supplies as of June 30, 1996 and December 31, 1995 are as follows (in thousands):

                                               June 30      December 31
                                                 1996          1995
                                                 ----          ----

  Supplies and components..................    $  3,692       $ 3,596
  Work-in-process..........................         753           714
                                               --------       -------
                                               $  4,445       $ 4,310
                                               ========       =======

(4)  Property and Equipment

       Property and equipment as of June 30, 1996 and December 31, 1995 are as follows (in thousands):
                                                June 30      December 31
                                                  1996          1995
                                                  ----          ----
  MRIL tools and related equipment.........    $ 23,488       $20,610
  Research equipment.......................         653           574
  Computer equipment.......................       1,261         1,144
  Other equipment and fixtures.............       2,316         2,036
                                               --------       -------
                                                 27,718        24,364
  Less accumulated depreciation                 (10,745)       (8,845)
                                               --------       -------
                                               $ 16,973       $15,519
                                               ========       =======

       Depreciation expense (in thousands) for the three months and six months ended June 30, 1996 and the year ended December 31, 1995 was $1,040, $2,048, and $2,756, respectively.

[CAPTION]

(5)    Other Assets

       Other assets as of June 30, 1996 and December 31, 1995 are as follows (in thousands):
                                                       June 30      December 31
                                                         1996          1995
                                                         ----          ----

          Patent costs and trademarks...........        $ 614          $ 568
          Equipment deposits....................          101              4
          Other.................................           34             75
                                                        -----          -----
                                                          749            647
          Less accumulated amortization.........         (102)           (82)
                                                        -----          -----
                                                        $ 647          $ 565
                                                        =====          =====


(6)  Deferred Revenue

     During 1993, NUMAR entered into revenue-sharing agreements with two wireline service companies, whereby NUMAR supplies these companies with certain MRIL equipment. NUMAR retains ownership of all equipment provided under these agreements. In consideration for entering into these contracts, NUMAR receives non-refundable advances, based on equipment ordered by the wireline companies and records these advances as deferred revenue. In addition, NUMAR sells certain equipment to these wireline companies and receives funds in advance of deliveries. These funds so received are recorded as advances or deferred revenue.

          Balance of deferred revenue
               at December 31, 1995.............                      $ 7,556
          Less amount recognized as revenue.....                       (1,325)
          Plus funds received for additional
               equipment........................                        3,517
                                                                      -------
          Balance of deferred revenue at
               June 30, 1996....................                      $ 9,748
                                                                      =======

(7)  Subsequent Events

     In July 1996, the Company signed a letter of intent with Sperry-Sun Drilling Services ("SSDS"), a division of Dresser, Inc., to jointly develop and market a version of NUMAR's MRIL tool for use as a Formation Evaluation While Drilling ("FEWD") tool. The agreement calls for SSDS to fund a development project to begin in the second half of 1996, the objective of which is to develop a version of NUMAR's MRIL tool used in open-hole logging, for use attached to the drill bit as an FEWD tool. This project will be managed by NUMAR, with significant participation by SSDS. Further, the companies agreed to a revenue-sharing agreement with respect to their joint marketing of the new tool at the conclusion of the development project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          Management's discussion and analysis is the Company's analysis of its financial performance and of significant trends which may impact its future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

Results of Operation

          Revenue. Revenue for the second quarter of fiscal 1996 were $4.1 million, an increase of 125% compared to revenue of $1.8 million for the same period in 1995. Total wireline services revenue for the second quarter of 1996 was $3.0 million compared to $1.8 million in the second quarter of 1995, an increase of 69%. Domestic and international wireline services revenue increased 20% and 12% to $1.1 million and $749,000, respectively, in the second quarter of 1996 from the second quarter of 1995. Revenue from industry partners was $1.1 million in the second quarter of 1996 whereas revenue from similar sources was $151,000 in the second quarter of 1995. Revenue from industry partners included revenue from Halliburton Energy Services ("HES") for the first time. Also included in revenue for the second quarter of 1996 was equipment sales of $860,000, mostly sales to HES, revenue from engineering services of $169,000, and revenue from rock sampling services of $112,000. Revenue from other than wireline services in the second quarter of last year was $68,000.

          Revenue for the first half of fiscal 1996 were $7.1 million, an increase of 105% compared to revenue of $3.5 million for the same period in 1995. Total wireline services revenue for the first half of 1996 was $5.6 million compared to $3.1 million in the first half of 1995, an increase of 81%. Domestic and international wireline services revenue increased 27% and 26% to $2.3 million and $1.4 million, respectively, from the same period in 1995. Revenue from industry partners for the first half of 1996 was $2.0 million compared to $271,000 in the first half of 1995. Revenue in the first half of 1996 included equipment sales of $954,000, revenue from engineering services of $219,000, and revenue from rock sampling services of $258,000. Revenue from other than wireline services in the first half of 1995 was $329,000.

          Gross profit. Gross profit for the second quarter of 1996 was $415,000, compared to a gross loss of $606,000 for the second quarter of 1995. This was due to the cost of sales and services, exclusive of depreciation, increasing by 43% while revenue for the same period increased 125%. Included in cost of sales and services for the second quarter of 1996 was $545,000 of cost associated with equipment that was sold. In the second quarter of 1995, there were no equipment sales. Wireline revenue increased 69% in the second quarter of 1996 compared to the second quarter of 1995, whereas costs of sales and services including depreciation, other than the cost of equipment sold, increased by 29% for the same period.

          Gross profit for the first half of 1996 was $335,000 compared to a loss of $1.1 million for the first half of 1995. This was due to the cost of sales and services, exclusive of depreciation, increasing by 35% while revenue for the same period increased 81%. Included in cost of sales and services for the first half of 1996 was $602,000 of cost associated with equipment that was sold, as compared to cost of equipment sold in the first half of 1995 of $120,000. Wireline revenue increased 81% in the first half of 1996 compared to the first half of 1995, whereas costs of sales and services including depreciation, other than the cost of equipment sold, increased by 39% for the same period. In that a large portion of costs are fixed, there is a great deal of leverage in increased wireline revenue.

          General and administrative expenses. General and administrative expenses in the second quarter and the first half of 1996 were $412,000 and $790,000, respectively, increases of 12% and 16% over the same periods in 1995. This compares to revenue increases of 125% and 105% for the same periods.

          Research and development expenses. Research and development expenses in the second quarter and first half of 1996 were $503,000 and $973,000, respectively, increases of 22% and 25%. Costs increases were due to research activity relating to new wireline measurements expected to be introduced in the fourth quarter of 1996 and increased spending on research relative to formation evaluation while drilling (FEWD).

          Interest income. Interest income was $84,000 for the second quarter of 1996 and $158,000 for the first half of 1996 compared to $79,000 and $209,000 for the same periods in 1995. Interest in the first half of the year was less as there was less than in the prior year average funds to invest, but income was greater in the second quarter as significant funds were received from industry partners as advances against equipment ordered and for equipment sold to industry partners.

          Net loss. Net loss as a result of the high rate of revenue growth as compared to the rate of growth of cost and expenses decreased from $1.4 million for the second quarter of 1995 and $2.5 million for the first half of 1995 to $508,000 and $1.4 million for the same periods in 1996, an improvement of $900,000 and $1.1 million, respectively.

          Financial condition and liquidity. As of June 30, 1996, the Company had cash on hand of $6.6 million and less than $300,000 of debt. The Company believes that the cash on hand, contractual payments due from industry partners to be delivered during the balance of the year, and its expected ability to borrow, if needed, from financial institutions will be sufficient to fund its operations and anticipated growth through the balance of 1996.


Item 6.   Exhibits and Reports on Form 8-K

       (a)   Exhibits:  None

       (b) There were no reports filed on Form 8-K during the six months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NUMAR Corporation


                                 By:    /s/ Edward P. Delson
                                      ---------------------------
                                      Edward P. Delson
                                      Senior Vice President and
                                      Chief Financial Officer