Form 10-Q
period 1996-09-30
NUMAR CORP
filed 1996-11-12
CIK 830476

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           -------------------------

                                   FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended   September 30, 1996
                                             ----------------------

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 11 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X          No
                                 -----           -----

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of September 30, 1996 was 8,377,101.

                                     INDEX


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Consolidated Balance Sheets
              As of September 30, 1996 and
              December 31, 1995                                         1

            Consolidated Statements of Operations
              For the Three Months and Nine Months
              Ended September 30, 1996 and 1995                         2

            Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30,
              1996 and 1995                                             3

            Notes to Consolidated Financial Statements                  4

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         6


PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                            7

            Signatures                                                  8


                      NUMAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                         September 30,          December 31,
                                                                            1996                   1995
                                                                            ----                   ----
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................................    $ 5,003               $ 6,323
  Accounts receivable, less allowance for doubtful accounts
   of $80,000 and $79,000, respectively................................      3,740                 3,495
  Inventory............................................................      1,100                   ---
  Prepaid expenses and other current assets............................        287                   115
                                                                            ------                ------
        Total current assets...........................................     10,130                 9,933
Well logging devices under construction and supplies...................      3,680                 4,310
Property and equipment, net............................................     16,729                15,519
Other assets, net......................................................        699                   565
                                                                            ------                ------
        Total assets...................................................    $31,238               $30,327
                                                                            ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of loans payable.....................................    $    81               $    86
  Accounts payable.....................................................      1,075                 1,130
  Accrued expenses.....................................................      2,096                 1,501
  Deferred revenue - long term.........................................      4,072                 1,889
  Foreign taxes payable................................................        195                   176
                                                                            ------                ------
        Total current liabilities......................................      7,519                 4,782
Deferred revenue - long term...........................................      4,941                 5,667
Loans payable..........................................................        161                   204

Stockholders' equity:
  Common shares; par value $.01 per share; authorized,
   50,000,000 shares; issued and outstanding 8,377,101
   and 8,273,460, respectively.........................................         84                    83
  Additional paid-in capital...........................................     56,439                55,919
  Accumulated deficit..................................................    (37,906)              (36,302)
                                                                            ------                ------
                                                                            18,617                19,700
  Employee subscriptions receivable....................................        ---                   (26)
                                                                            ------                ------
        Total stockholders' equity.....................................     18,617                19,674
                                                                            ------                ------
        Total liabilities and stockholders' equity.....................    $31,238               $30,327
                                                                            ======                ======




          See accompanying notes to consolidated financial statements.

                      NUMAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (in thousands, except for share and per share data)



                                                         for the three months ended           for the nine months ended
                                                               September  30,                       September 30,
                                                         --------------------------           -------------------------
                                                             1996             1995                 1996            1995
                                                                  (Unaudited)                           (Unaudited)

Revenue...............................................  $   5,131        $   3,075            $  12,210      $    6,529
Cost of sales and services............................      3,324            2,108                8,223           5,734
Depreciation of field assets..........................      1,081              675                2,926           1,577
                                                         --------         --------             --------       ---------
    Gross profit (loss)...............................        726              292                1,061            (782)
General and administrative expenses...................        364              473                1,154           1,152
Research and development expenses.....................        587              508                1,560           1,288
                                                         --------         --------             --------       ---------
    Loss from operations..............................       (225)            (689)              (1,653)         (3,222)

Other income (expense)
  Interest income.....................................         75              112                  233             321
  Interest expense....................................         (7)              (7)                 (22)            (24)
Other income..........................................        (13)               4                  (13)              4
                                                         --------         --------             --------       ---------
   Loss before income tax.............................       (170)            (580)              (1,455)         (2,921)
 Income tax expense...................................         81              123                  149             230
                                                         --------         --------             --------       ---------
   Net loss...........................................  $    (251)       $    (703)           $  (1,604)     $   (3,151)
                                                         ========         ========             ========       =========

   Net loss per share.................................  $    (.03)       $    (.08)           $    (.19)     $     (.41)
                                                         ========         ========             ========       =========

Weighted average common shares outstanding............  8,375,232        8,107,503            8,319,398       7,623,767




         See accompanying notes to consolidated financial statements.

                      NUMAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)




                                                                                for the nine months ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                   1996           1995
                                                                                   ----           ----
                                                                                       (Unaudited)
Cash flow from operating activities:
 Net loss.....................................................................   $(1,604)         $(3,151)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................     3,186            1,842
   Provision for doubtful accounts............................................         1             (135)
 Changes in assets and liabilities which provided (used) cash:
   Receivables - trade........................................................      (246)          (1,468)
   Inventory..................................................................    (1,100)             ---
   Prepaid expenses and other current assets..................................      (172)             (28)
   Other assets...............................................................      (165)            (215)
   Accounts payable...........................................................       (55)             662
   Accrued expenses...........................................................       392              337
   Deferred revenue...........................................................     1,457            2,245
   Foreign taxes payable......................................................        19               85
                                                                                 -------          -------
     Net cash provided by operating activities................................     1,713              174
                                                                                 -------          -------

Cash flows from investing activities:
 Capital expenditures.........................................................    (3,768)          (7,923)
 Proceeds from disposition of property and equipment..........................       706                4
 Well logging devices under construction and supplies.........................      (470)          (1,630)
                                                                                 -------          -------
     Net cash used in investing activities....................................    (3,532)          (9,549)
                                                                                 -------          -------

Cash flows from financing activities:
 Proceeds from (principal payment of) bank debt and term loans................       (48)             (65)
 Principal payments on capital lease obligations..............................        --               (6)
 Proceeds from issuing common shares..........................................       521               27
 Proceeds from public offering, net of commission and expenses................        --            8,353
 Repayment of employee subscriptions receivable...............................        26               41
                                                                                 -------          -------
     Net cash provided by financing activities................................       499            8,350
                                                                                 -------          -------

Cash and cash equivalents:
 Net decrease in cash.........................................................    (1,320)          (1,025)
 Balance, beginning of period.................................................     6,323            9,264
                                                                                 -------          -------

 Balance, end of period.......................................................   $ 5,003          $ 8,239
                                                                                 =======          =======




         See accompanying notes to consolidated financial statements.

                      NUMAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(1) General

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. All such adjustments were normal and recurring in nature. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K filed with the Securities and Exchange Commission on March 26, 1996.


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

    During the third quarter of 1996, NUMAR delivered two MRIL units to HES and expects to deliver two additional units to HES in the fourth quarter. These deliveries will complete HES's initial order commitment of five units.


(3) Well Logging Devices Under Construction and Supplies

    Well logging devices under construction and supplies as of September 30, 1996 and December 31, 1995 are as follows (in thousands):

                                                September 30  December 31
                                                   1996          1995
                                                   ----          ----

          Supplies and components............   $3,207          $3,596
          Work-in-process....................      473             714
                                                ------          ------
                                                $3,680          $4,310
                                                ======          ======


(4) Property and Equipment

    Property and equipment as of September 30, 1996 and December 31, 1995 are as follows (in thousands):


                                                 September 30    December 31
                                                    1996            1995
                                                    ----            ----

          MRIL tools and related equipment....... $ 24,147         $20,610
          Research equipment.....................      735             574
          Computer equipment.....................    1,333           1,144
          Other equipment and fixtures...........    2,349           2,036
                                                  --------         -------
                                                    28,564          24,364
          Less accumulated depreciation..........  (11,835)         (8,845)
                                                  --------         -------
                                                  $ 16,729         $15,519
                                                  ========         =======

    Depreciation expense (in thousands) for the three months and nine months ended September 30, 1996 and the year ended December 31, 1995 was $1,107, $3,155, and $2,756, respectively.

(5) Other Assets

    Other assets as of September 30, 1996 and December 31, 1995 are as follows (in thousands):

                                                 September 30   December 31
                                                     1996           1995
                                                     ----           ----

          Patent costs and trademarks...........    $ 618          $ 568
          Equipment deposits....................      160             4
          Other.................................       34             75
                                                    -----          -----
                                                      812            647
          Less accumulated amortization.........     (113)           (82)
                                                    -----          -----
                                                    $ 699          $ 565
                                                    =====          =====

(6) Deferred Revenue

    During 1993, NUMAR entered into revenue-sharing agreements with two wireline services companies, whereby NUMAR supplies these companies with certain MRIL equipment. NUMAR retains ownership of all equipment provided under these agreements. In consideration for entering into these contracts, NUMAR receives non-refundable advances, based on equipment ordered by the wireline companies, and records these advances as deferred revenue. In addition, NUMAR sells certain equipment to these wireline companies and receives funds in advance of deliveries. These funds so received are recorded as advances or deferred revenue.

          Balance of deferred revenue from revenue-sharing
            advances at December 31, 1995.........................     $ 7,556
          Less amount recognized as revenue.......................      (2,629)
          Plus funds received for additional equipment............       4,086
                                                                        ------
          Balance of deferred revenue at September 30, 1996.......      $9,013
                                                                        ======

(7) Subsequent Events

    In October 1996, the Company entered into an agreement with Sperry-Sun Drilling Services ("SSDS"), a division of Dresser, Inc., to jointly develop and market a version of NUMAR's MRIL tool for use as a Formation Evaluation While Drilling ("FEWD") tool. The agreement calls for SSDS to fund a development project to begin in the fourth quarter of 1996, the objective of which is to develop a version of NUMAR's MRIL tool used in open-hole logging, for use attached to the drill bit as an FEWD tool. This project will be managed by NUMAR, with significant participation by SSDS. Further, the companies agreed to a revenue-sharing agreement with respect to their joint marketing of the new tool at the conclusion of the development project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Management's discussion and analysis is the Company's analysis of its financial performance and of significant trends which may impact its future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

Results of Operation

     Revenues. Revenues for the third quarter of fiscal 1996 were $5.1 million, an increase of 67% as compared to revenue of $3.1 million in the same quarter in 1995. Total wireline services revenue for the third quarter of 1996 was $3.1 million compared to $2.9 million in the third quarter of 1995, an increase of 6%. Domestic wireline services revenue was $1.1 million, an increase of 6% over the third quarter of 1995, however, international wireline services revenue at $755,000 was significantly less than the $1.5 million recorded in the third quarter of 1995. The third quarter of 1995 was extraordinary with respect to international volume in that the dollar value of the logs performed was very high, averaging over $60,000 per log. However, in the third quarter of 1996, although 25% more wells were logged internationally by NUMAR compared to the third quarter of 1995, a number of those wells were under long-term land contracts with volume discounts, generating less revenue per log. Despite increased competition and the growth of its industry partners, international revenue in the third quarter was actually the third highest NUMAR has achieved. Wireline services revenue from industry partners was $1.2 million in the third quarter of 1996, whereas revenue from similar sources was $331,000 in the third quarter of 1995. Also included in revenue for the third quarter of 1996 were equipment sales of $1.7 million from sales to HES and to WALS for delivery to a customer in the Peoples Republic of China, revenue from engineering services of $290,000, and revenue from rock sampling services of $80,000. Revenue from other than wireline services in the third quarter of last year was $173,000.

    Revenues for the nine months ended September 30, 1996 were $12.2 million, an increase of 87% as compared to revenues of $6.5 million for the same period in the prior year. Total wireline services revenue for the nine-month period was $8.7 million compared with $6.0 million for the same period in 1995, representing an increase of 45%. Domestic wireline services revenue increased 19% to $3.4 million. International wireline services revenue was $2.1 million compared to $2.6 million for the same nine-month period a year ago. Revenue from industry partners for the first nine months of fiscal 1996 was $3.2 million compared to $602,000 for the same period a year ago. Revenue in the first nine months of 1996 included equipment sales of $2.6 million, revenue from engineering services of $535,000, and revenue from rock sampling services of $314,000. Revenue from other than wireline services in the same nine-month period in 1995 was $502,000.

    Actual MRIL logs completed in the third quarter of 1996 by NUMAR and NUMAR's industry partners was 228, as compared to 138 completed during the same period in 1995, an increase of 65%. For the nine months ended September 30, 1996, the number of MRIL logs completed was 574, as compared to 299 for the same period in 1995, an increase of 92%.

    Gross profit. Gross profit for the third quarter of 1996 was $726,000, compared to a gross profit of $292,000 for the third quarter of 1995. This was due to volume increases associated with the sale of MRIL units and margins increasing to 14% of revenue from 9% of revenue due to favorable margins generated from the sale of MRIL units. Included in cost of sales and services for the third quarter of 1996 was $1.1 million of cost associated with equipment that was sold.

    Gross profit for the first nine months of 1996 was $1.1 million compared to a loss of $782,000 for the first nine months of 1995. This was due to the cost of sales and services, exclusive of depreciation, increasing by 43% while revenue for the same period increased 87%. Included in cost of sales and services for the first nine months of 1996 was $1.7 million of cost associated with equipment that was sold, as compared to cost of equipment sold in the first nine months of 1995 of $151,000. Wireline revenue increased 45% in the first nine months of 1996 compared to the same period in 1995, whereas costs of sales and services including depreciation, other than the cost of equipment sold, increased by 32% for the same period. In that a large portion of costs are fixed, there is a great deal of leverage in increased wireline revenue.

    General and administrative expenses. General and administrative expenses for the third quarter and nine months ended September 30, 1996 were $364,000 and $1.2 million, respectively, down $109,000 for the third quarter and unchanged for the nine months of 1995. This compares to revenue increases of 67% and 87% for the same periods.

    Research and development. Research and development expenses for the third quarter and the nine months ended September 30, 1996 were $587,000 and $1.6 million, respectively, increases of 16% and 21%. Cost increases were due to research activity relating to new wireline measurements introduced in October 1996 and increased spending on research relative to formation evaluation while drilling (FEWD).

    Interest income. Interest income for the third quarter and the nine months ended September 30, 1996 was $75,000 and $233,000, respectively, compared to $112,000 and $321,000 for the same periods in 1995. Interest in the first nine months of the year was less than in the prior year as there were less average funds to invest.

    Net loss. Net loss as a result of the higher rate of revenue growth as compared to the rate of growth of cost and expenses decreased from $703,000 for the third quarter of 1995 and $3.1 million for the first nine months of 1995 to a loss of $251,000 and $1.6 million for the same periods in 1996, an improvement of $452,000 and $1.5 million, respectively.

    Financial condition and liquidity. As of September 30, 1996, the Company had cash on hand of $5.0 million and less than $250,000 of loans outstanding. The Company believes that the cash on hand, contractual payments due from industry partners to be delivered during the balance of the year, and its expected ability to borrow, if needed, from financial institutions will be sufficient to fund its operations and anticipated growth through the balance of 1996.



                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:  None

      (b) There were no reports filed on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURE



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