Form 10-K
period 1996-12-31
NUMAR CORP
filed 1997-03-26
CIK 830476

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

--------------------------------------------------------------------------------

                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 11 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the Fiscal Year Ended          December 31, 1996
                                           ----------------------------------

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________


                         Commission File No.   0-23718

                               NUMAR Corporation
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                         23-2750939
(State of Incorporation)                       (IRS Employer Identification No.)

                                 508 Lapp Road
                          Malvern, Pennsylvania 19355
             (Address and ZIP code of principal executive offices)

                                (610) 251-0116
              (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON SHARES, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X      No
                                   -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [X]

The aggregate market value of Common Shares held by non-affiliates (shareholders as of February 28, 1997, excluding shares held by directors, officers, and their respective affiliates) computed by reference to the average bid and asked prices of such shares, as of March 21, 1997, was approximately $134,825,000.

As of March 21, 1997, there were 8,397,653 Common Shares of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the annual Shareholders' Meeting to be filed prior to April 30, 1997 are incorporated by reference in
Part III, Items 10, 11, 12, and 13 of this Report. Such Proxy Statement except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                                     PART I


ITEM 1.  BUSINESS
------   --------

General

     NUMAR Corporation (together with its subsidiaries, the "Company") designs, manufactures, and markets a patented, proprietary well logging device, the Magnetic Resonance Imaging Logging ("MRIL(R)") tool, which utilizes magnetic resonance imaging ("MRI") technology, widely used in medical diagnostic imaging devices, to evaluate subsurface rock formations in newly-drilled oil and gas wells. The MRIL tool is a commercially-available well logging tool able to measure, in real time at the wellsite, the proportion of fluid that is free to flow within a formation, effective formation porosity, fluid viscosity and rock grain size, to perform direct hydrocarbon typing ("DHT(R)") and to derive formation permeability. Further, a new application was introduced in 1996, which allows the MRIL to identify clay bound water and thus determine total porosity ("C/TP").

Industry Background

     In mature oil- and gas-producing regions of the world, reservoirs that are easy to locate and exploit are generally already under development or in production. Accordingly, the search for new oil and gas reserves has required increasingly sophisticated and expensive exploration and development programs, often in smaller and more complex reservoirs and more remote locations. The increasing difficulty and cost of finding and developing oil and gas reserves, together with volatility in oil and gas prices, have led companies to seek more efficient ways to discover and develop reserves.

     Exploration and development activities typically begin with the selection of a defined geographic target area and the collection and analysis of seismic and other types of data. This data is the principal means by which oil and gas companies map potential hydrocarbon-bearing structures and identify drilling locations. The process of drilling a well is conducted in stages. At the end of each stage, the drill string is removed from the hole to permit well logging devices to be lowered into the wellbore on an armored electrical cable (a wireline) to measure a variety of properties of the surrounding rock formations. Well logs have become the principal source of data with which oil and gas companies determine the presence of hydrocarbons, the characteristics of the rock formations, and whether commercial quantities of oil and gas can be recovered. Log data is generally available either during or soon after logging is completed, which allows oil and gas companies to make rapid decisions regarding the completion or abandonment of a well without excess costly rig time.

     Early well logging devices transmitted electric current into the formation to indicate the presence of hydrocarbons. These tools, called resistivity tools, use current and voltage measurements to distinguish water from hydrocarbons. Other logging tools were later developed that use radioactive sources to emit radiation into the formation. These include the neutron porosity tool, which emits neutrons to determine formation porosity, and the gamma density tool, which emits gamma rays to measure the density of the rock in the formation. The conventional triple combination of resistivity, neutron porosity and gamma density logs is used in the majority of the oil and gas wells drilled in the world.

     A combined analysis of resistivity, neutron porosity, and gamma density information allows oil and gas companies to determine whether a particular rock formation is capable of containing oil or gas and the amount of pore space within the rock that contains fluids, either hydrocarbons or water. However, the neutron porosity and gamma density tools do not make direct measurements, but rely upon certain inferences or assumptions made by well log analysts. As a result, in many cases the information provided by conventional well logging tools is inconclusive in enabling oil and gas companies to evaluate oil and gas accumulations. Furthermore, conventional well logging tools provide limited information about potential flowrates of the well and the relative mobility of hydrocarbons and water within the rock formation. Measurement of these formation properties has traditionally required laboratory analysis of core samples taken from the well or pressure and flowrate tests on the well. Both of these techniques are costly and time consuming and do not provide timely data for well completion decisions.

Products and Services

     The MRIL Tool

     NUMAR has adapted MRI technology, which is widely used in medical diagnostic imaging devices, to the well logging industry. While medical MRI equipment uses large magnets that surround the subject of examination, NUMAR has miniaturized and reconfigured these magnets to permit MRI measurements to be made of material surrounding the MRIL tool, and to permit the tool to fit within a small diameter borehole.

     The MRIL tool addresses some of the limitations of conventional well logging tools. While conventional logging tools can help locate hydrocarbon accumulations, the MRIL tool provides information as to the potential flowrates of each type of fluid that will be produced. The MRIL tool is a commercially-available well logging tool able to measure directly the proportion of fluid that is free to flow within a formation, total formation porosity, fluid viscosity, and rock grain size and to derive formation permeability. In addition, the MRIL tool directly separates the amounts of oil, gas, and water present in the formation adjacent to the borehole. A portion of the fluid in a formation, primarily water, is bound by electrostatic and capillary forces to formation rock particles, and is therefore, not free to move within the reservoir. Data on bound water saturation is important in differentiating those zones where significant formation water could be produced. The amount of formation water produced affects the economics of a well because the cost of properly disposing of contaminated formation water is very high and because it reduces the net flowrate of hydrocarbons. Porosity is the amount of space within the rock formation that is occupied by fluids, either hydrocarbons or water. The viscosity of the fluids within a rock formation is also important in determining well flowrates. Small rock grain sizes typically result in larger amounts of bound water and lower permeability. Permeability is a measure of the rate at which formation fluids are able to flow through rocks and is important in determining the potential flowrate and economics of a well. These measurements are currently made by offsite laboratory analysis of core samples taken from the well and pressure and flowrate tests on the well.

     The downhole component of the MRIL tool consists of (i) a sensor package that contains a proprietary magnet and a high frequency antenna that transmits radio frequency signals and receives returning magnetic resonance signals, and
(ii) an electronics cartridge that powers and controls the sensor package, acquires data and transmits it to the surface. The MRIL tool also requires certain auxiliary downhole equipment when it is operated, including either a centralizer or standoff to keep the tool away from the wall of the borehole. The MRIL tool functions by creating a varying magnetic field in the formation surrounding the tool and measuring the response of the formation fluids to the changing magnetic field.

     Electrical power is transmitted from the surface support equipment to the tool, and the data recorded downhole is transmitted to the surface through the wireline. At the surface, the data is recorded and processed by a computer. On land in the U.S., the Company usually operates its own truck-mounted logging units, which include a wireline and a computer system. In other cases where another wireline company's logging unit is already in place at a well location, such as offshore, NUMAR may use its own skid-mounted computer unit and run the MRIL tool on the existing wireline. Typically, a crew consisting of one field engineer and one operator is required to perform the service.

     The first commercially-available version of the MRIL tool was the "B" Series tool, which was introduced in June 1991. After the launch of the "B" Series tool, NUMAR started development of the improved "C" Series tool, which records data at a higher speed and can operate in harsher borehole environments than the "B" Series tool. The "C" Series tool typically runs at 16 feet per minute, although in ideal wellbore conditions, it has operated successfully at a logging speed of 30 feet per minute. This compares to a typical logging speed of 3 feet per minute and a maximum logging speed of 8 feet per minute for the "B" Series tool, which is no longer in service. The "C" Series tool can also run in wells containing more saline borehole fluids and with higher downhole temperatures than did the "B" Series tool.

     During 1993, NUMAR developed a slimhole MRIL sensor package that is capable of operating in six-inch diameter holes rather than the seven-and-one-half-inch diameter holes of a standard MRIL sensor package. Commercial operations of the slimhole MRIL began in November 1993 and have continued successfully since then.

     During 1995, the Company introduced the "C*" Series tool, which is capable of up to a 50% increase in logging speed as compared to the "C" Series tool, and a new application, DHT, which directly separates the amount of oil, gas, and water present in the formation adjacent to the borehole.

     During 1996, the Company introduced a new application, Total Porosity ("C/TP"). This application allows for the quantification of clay bound water, which when added to the porosity measured by earlier applications, allows the MRIL tool to identify essentially all of the fluid in a formation, or total porosity.

     The Company believes that the increased logging speed of the "C" and "C*" Series tools and the increase in useful information about the borehole due to DHT and C/TP is significantly increasing customer acceptance of the MRIL technology.

     The MRIL tool is compatible with the standard seven conductor wireline cable used on well logging units and can be lowered into the hole simultaneously with other wireline logging companies' tools using NUMAR's switching sub. This procedure, however, does not allow for automatic interpretation of the MRIL log with other logs. Working with its industry partner, Western Atlas Logging Services ("WALS"), NUMAR has fully integrated the MRIL tool with the WALS tool string. In the second half of 1996, assisted by another industry partner, Halliburton Energy Services ("HES"), NUMAR has worked to integrate the MRIL tool with the HES tool string. Thus in the first half of 1997, customers of either WALS or HES will have the ability to utilize the MRIL tool with other components of either the WALS or HES tool strings on a fully integrated basis.

     An MRIL wellsite logging unit typically consists of two electronic cartridges and one or two sensor packages, together with NUMAR's or an industry partner's surface support equipment. In addition, extra cartridges and sensor packages are kept on standby at the Company's nearest district office. As of December 31, 1996, NUMAR had 15 "C" Series logging units. The Company estimates that WALS has 23 logging units; Computalog has 1 logging unit; and HES has 5 logging units, one of which is currently operational. The remaining four HES units are expected to become operational in the first half of 1997.

     Well Logging Contracts

     The terms and conditions under which the Company provides well logging services vary. The Company typically enters into master service agreements with its customers that set forth certain operating terms and conditions under which the Company will perform logging services, with individual jobs performed under separate job orders. The Company's agreements generally provide that the customer will hold the Company harmless for damage to the well or the formation during its well logging operations.

     Onshore in the U.S., the price of logging services is typically based on total well depth and the number of feet logged. Offshore and in international locations, prices also contain a day rate element. In addition to the typical agreements discussed above, the Company occasionally enters into agreements under which it offers logging services for a fixed monthly fee.

     Data Interpretation and Processing

     In addition to providing MRIL data recording services, NUMAR also provides special processing and interpretation services of MRIL data. After logging, MRIL data is presented to customers in both paper and electronic forms.
However, in most cases, customers request NUMAR's assistance in obtaining a complete analysis of log results. NUMAR provides this service with a computerized integrated analysis of MRIL and conventional log results using proprietary interpretation software that generates a detailed description of the reservoir and reservoir fluids. Customers currently request data processing and interpretation services on over 90% of MRIL logs.

     NUMAR continues to develop improved proprietary analytical software that will enhance the Company's ability to interpret the data generated by the MRIL tool.

     Core Sample Spectrometer

     NUMAR developed a laboratory MRI spectrometer known as the CoreSpec-1000(R), which analyzes small samples of rock. The CoreSpec makes the same measurements that the MRIL tool makes downhole and is primarily used to validate MRIL well log results and to develop additional applications of MRIL data. CoreSpec provides NUMAR with the opportunity, under laboratory conditions, to establish the link between the MRIL response and specific rock properties by testing real formation samples. The testing of such samples provides NUMAR with an additional revenue source and a way to enhance their customers' appreciation of how MRIL will help evaluate their formations.

     New Product Development

     Measurement While Drilling. Measurement while drilling ("MWD") allows many of the logging measurements that have traditionally been made with tools run on wireline to be made with tools located in the drill string immediately above the drill bit. The most advanced form of MWD involves running an MWD tool that is able to provide the same measurements as wireline logs for resistivity, porosity and density in real time, rather than having to wait until drilling is interrupted to run wireline logs. NUMAR was granted a U.S. patent for the use of MRI in MWD in January 1994. In 1995, a prototype magnet suitable for MWD was successfully constructed and tested for signal-to-noise. Testing of the limits of its ability to make measurements while experiencing high accelerations is underway.

     In October 1996, the Company entered into an agreement with Sperry-Sun Drilling Services ("SSDS"), a division of Dresser, Inc., to jointly develop and market a version of NUMAR's MRIL tool for use as a Formation Evaluation While Drilling ("FEWD") tool. The agreement calls for SSDS to fund a development project, which began in the fourth quarter of 1996, the objective of which is to develop a version of NUMAR's MRIL tool used in open-hole logging for use attached to the drill bit as an FEWD tool. This project is being managed by NUMAR, with significant participation by SSDS. Further, the companies agreed to a revenue-sharing agreement with respect to their joint marketing of the new tool at the conclusion of the development project.

Sales, Distribution and Marketing

     NUMAR markets its services through its own sales and service network and through third party distribution agreements.

     Company Sales and Service

     The Company currently employs ten sales representatives. Eight representatives are located in the U.S., one is located in London, England and is responsible for the North Sea, Europe, Africa and the Middle East, and one is located in Indonesia and is responsible for South East Asia. In addition, the Executive Vice President is responsible for worldwide sales and is directly responsible for sales in areas where the Company does not have regional sales representatives.

     NUMAR provides services directly to its customers through its own service personnel located in six operating bases servicing the following areas:

          Operating Base        Region Served
          --------------        -------------

       Brenham, Texas        U.S., Gulf Coast, and Gulf of Mexico
       Tyler, Texas          East Texas, North Louisiana
       Aberdeen, Scotland    North Sea
       Jakarta, Indonesia    Indonesia
       Perth, Australia      Australia

In addition, NUMAR plans to establish additional bases in locations where it is warranted by demand for MRIL services.

     NUMAR also services customers in areas where service is required for shorter periods of time by establishing temporary bases.


     Third Party Distribution Agreements

     Western Atlas Logging Services. In October 1993, the Company entered into a non-exclusive, five-year distribution agreement with WALS under which WALS is entitled to provide MRIL services through its worldwide network using MRIL tools supplied by the Company. In December 1994, that agreement was extended through December 31, 1999. At the end of 1996, WALS had 20 operating units.

     Under the agreement, WALS advanced to the Company certain non-refundable payments based on MRIL equipment WALS requires to allow WALS to provide the MRIL service to WALS customers. The Company is entitled to 55% of the gross revenues derived by WALS from providing MRIL services. Twenty percent of NUMAR's share of MRIL revenue is credited against the advances made by WALS. As of December 31, 1996, the Company had received advances from WALS, which have not yet been realized as income, of approximately $7.4 million. This deferred revenue will
be mostly realized through December 31, 1999.   During the term of the
agreement, WALS is permitted to conduct its own research on MRI applications provided it does not use NUMAR's confidential information or infringe on NUMAR's patents. WALS is not permitted to market a MRI logging tool in competition with the MRIL tool during the term of the agreement. Additionally, the agreement provides that if NUMAR offers a distribution agreement to another party on more favorable terms, it must offer comparable terms to WALS.

     Computalog Ltd. Pursuant to an agreement with Computalog, Computalog had an exclusive right to provide MRIL services in Canada through August 1996 in return for payments to NUMAR of 55% of MRIL revenues. Computalog initially made non-refundable advances to NUMAR of $400,000, which were credited against NUMAR's share of logging revenues at the rate of 20% of the Company's revenue share. NUMAR was not permitted to provide MRIL services directly in Canada during the term of this agreement.

     In 1995, in exchange for the Company providing Computalog with a "C" Series tool to replace the "B" Series tools previously provided and extending the term of the licensing agreement through December 31, 1999, Computalog agreed to convert its license from exclusive to non-exclusive in Canada. As of December 31, 1996, the Company has advances from Computalog, which have not yet realized as income, of approximately $472,000. This deferred revenue will be realized through December 31, 1999.

     Halliburton Energy Services. During the first quarter of 1996, the Company entered into a five-year distribution agreement with HES under which HES is entitled to provide MRIL services through its worldwide network using MRIL tools supplied by the Company. Under the terms of the agreement, HES purchased five NMR equipment packages (each NMR package consists of two electronic packages, two sensors, and related equipment) in 1996. Further, HES has paid the Company a one-time license fee and will pay on-going monthly royalty fees based on the higher of a pre-determined fixed amount or a percentage of revenues per NMR package.

     Customers

     NUMAR's customers include both major oil companies, independent production companies and NUMAR's industry partners--WALS, HES, and Computalog. NUMAR's industry partners combined accounted for 52% of total revenues in 1996, with WALS accounting for 31% and HES accounting for 19%. In 1995 WALS accounted for 12% of NUMAR's revenues. No revenue was generated from HES in 1995. Sales and services outside the U.S. accounted for 26% and 48% of total revenues in 1996 and 1995, respectively. NUMAR receives almost all of its revenues and incurs almost all of its expenses in U.S. dollars.


Manufacturing and Suppliers

     The majority of the downhole and surface equipment for NUMAR's MRIL tool, including the "C*" and "C" Series electronics cartridge, is designed and manufactured at its Malvern, Pennsylvania headquarters facility. The sensor packages and the entire CoreSpec spectrometer are manufactured at the Company's research facility in Nes Ziona, Israel.

     NUMAR's manufacturing process consists principally of design, assembly, integration, and testing. The Company purchases the majority of its components from a variety of manufacturers.


Patents and Technology

     The Company has applied for and obtained both U.S. and foreign patents to protect inventions and improvements that are important to the development of its business. The Company has been issued ten U.S. patents, four Mexican patents, three European patents, three Israeli patents, one Canadian patent, one Argentine patent, one Japanese patent, and one Nigerian patent, together with an exclusive U.S. license for an additional patent. All of these patents are related to the use of magnetic resonance in oil well logging. In addition, the Company has filed 7 U.S. patent applications, 61 corresponding foreign patent applications, and 2 PCT applications.

     A significant number of patents have been issued to potential competitors that relate to MRI logging technologies. The Company is aware of and has reviewed the subject matter claimed in certain U.S. patents, including those granted to Amoco Corporation, Chevron Research Company, Marathon Oil Company, Mobil Oil Corporation, Schlumberger Technology Corporation, and Shell Oil Company. The Company believes that to the extent the claims in these patents are properly interpreted and are valid, they are not infringed by the MRI logging technology that the Company has commercialized.

     In connection with development of certain aspects of the MRIL technology in 1985 through 1987, the Company received approximately $700,000 in research grants from a U.S./Israeli bilateral research foundation. The grant agreement provides that 150% of the grant must be repaid with certain royalty payments.
In addition, the U.S. and Israeli governments have certain license rights with respect to a portion of the MRI technology developed under the grant. As of December 1996, the Company has recorded royalty charges of $517,000 with respect to the grant agreement.

Research and Development

     The Company considers research and development to be very important to its success. The Company spent $2.1 million, $1.8 million, and $1.6 million in 1996, 1995, and 1994, respectively, on research and development. Expenditures in future years are likely to be significant, although they are expected to decline as a percentage of revenues.


Competition

     The well logging industry is highly competitive. The Company believes that the principal competitive factors in the well logging market are the first-to-market advantage for new or improved technologies, product functionality, the relationship of product price and performance, and quality of customer support. NUMAR believes that at least two companies, Schlumberger and Oxford Instruments, are currently investigating or developing well logging applications of MRI technology. Schlumberger has introduced a competitive NMR tool.

     The well logging industry, one of the largest sectors of the oilfield service business, is dominated by Schlumberger. The only other major competitors in the well logging industry are WALS and HES. In total, these three companies have an estimated market share of over 90% of the worldwide wireline logging market (excluding the former Soviet Union and China). A large number of small companies with less technologically-advanced equipment account for the remainder of the wireline logging market. The major well logging companies all have on-going tool development programs to upgrade and improve their existing logging tools and to develop new technologies. All of NUMAR's principal competitors have been in business longer and have greater financial, technical, marketing, and other resources than the Company.


Employees

     As of December 31, 1996, the Company has a total of 136 full-time employees. The Company considers its relationship with its employees to be good. None of the Company's employees are represented by unions.


Executive Officers of the Company

     The executive officers of the Company serve at the discretion of the Board of Directors. There are no family relationships between any of the executive officers of the Company. The following table indicates the position and age of the executive officers.

   Name                           Age              Position
   ----                           ---              --------

Melvin N. Miller, Ph.D.....       60  Chairman of the Board of Directors, Chief
                                      Executive Officer, and President

Thomas Blades..............       40  Executive Vice President and Chief
                                      Operating Officer

Edward P. Delson...........       58  Senior Vice President - Finance and
                                      Administration, Chief Financial Officer,
                                      and Treasurer

Richard N. Chandler, Ph.D..       53  Vice President - Engineering and
                                      Manufacturing

George R. Coates...........       58  Vice President - Petrophysical
                                      Applications

Manfred G. Prammer, Ph.D...       39  Vice President - Research


ITEM 2.   FACILITIES
------    ----------

     NUMAR's principal facilities are described in the table below. All of the Company's facilities are leased.


   Location                   Sq. Footage           Function
   --------                   -----------           --------

Malvern, Pennsylvania             50,000  Manufacturing, research and
                                          development, and finance and
                                          administration
Houston, Texas                     8,800  Sales and data processing
Brenham, Texas                     9,500  District operations office
Nes Ziona, Israel                  5,740  Manufacturing and research and
                                          development

     The Company also maintains a sales office in London, England and district operations offices in Tyler, Texas; Aberdeen, Scotland; Jakarta, Indonesia; and Perth, Australia. The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations and for additional sales and service offices.


ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

     There are no material pending legal matters involving the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
------    -----------------------------------------------------------------
          MATTERS
          -------

     The Company's Common Shares are traded on the NASDAQ National Market, and price quotations are reported under the NASDAQ symbol NUMR. The following quotations represent prices between dealers and do not include retail markup, markdown, or commissions. They do not necessarily represent actual transactions. The high and low closing prices during the 1996 and 1995 fiscal years are as follows:


          1996               High      Low
          ----               ----      ---

          First Quarter     $14 3/8  $10 5/8
          Second Quarter     18       12 3/4
          Third Quarter      17       13 1/2
          Fourth Quarter     16 7/8   13 1/8


          1995               High      Low
          ----               ----      ---

          First Quarter     $12 3/8  $ 8
          Second Quarter     13        9
          Third Quarter      12 5/8    9 1/2
          Fourth Quarter     12 1/2   10


     At February 28, 1997, there were 141 shareholders of record of the Company's Common Shares.

     The Company has never paid any cash dividends on its Common Shares and does not anticipate paying cash dividends on its Common Shares in the foreseeable future. The Company is a holding company, and the operations of the Company are conducted through its subsidiaries. Accordingly, the ability of the Company to pay dividends on its Common Shares is dependent on the earnings and cash flow of its subsidiaries and the availability of such cash flow to the Company.

ITEM 6.   SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
------

                                                                  year ended December 31,
                                                ----------------------------------------------------------
                                                   1992       1993         1994         1995         1996
                                                   ----       ----         ----         ----         ----
                                               (dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenues.................................       $  1,445   $  4,121   $    6,610   $   10,239   $   18,795
Cost of sales and services...............          3,048      4,348        5,830        8,383       12,272
Depreciation of fixed assets.............            612      1,257        1,505        2,448        4,000
Write-down of "B" Series tools...........             --         --          878           --           --
                                                --------   --------   ----------   ----------   ----------
     Gross profit (loss).................         (2,215)    (1,484)      (1,603)        (592)       2,523
General and administrative expense.......            856      1,024        1,125        1,444        1,570
Research and development expense.........          1,131        934        1,551        1,769        2,096
                                                --------   --------   ----------   ----------   ----------
     Loss from operations................         (4,202)    (3,442)      (4,279)      (3,805)      (1,143)
Interest income..........................             --         --          389          417          294
Interest expense.........................           (999)    (1,572)        (289)         (35)         (24)
Other income (expense)...................             44         17            4          (34)         (14)
                                                --------   --------   ----------   ----------   ----------
     Loss before income taxes............         (5,157)    (4,997)      (4,175)      (3,457)        (887)
Income tax expense.......................             --        104          135          309          223
                                                --------   --------   ----------   ----------   ----------
     Net loss............................       $ (5,157)  $ (5,101)  $   (4,310)  $   (3,766)  $   (1,110)
                                                ========   ========   ==========   ==========   ==========
     Net loss applicable to
     common shares (1)...................       $ (6,044)  $ (5,985)  $   (4,310)  $   (3,766)  $   (1,110)
                                                ========   ========   ==========   ==========   ==========
     Net loss per common share (1).......       $ (18.72)  $ (17.54)  $ (    .63)  $ (    .48)  $ (    .13)
                                                ========   ========   ==========   ==========   ==========
Weighted average common shares
     outstanding (2).....................        322,911    341,176    6,812,052    7,787,874    8,334,378
                                                ========   ========   ==========   ==========   ==========
Supplementary pro forma net loss
    per share (3)........................                  $  (0.52)
                                                           ========
Depreciation and amortization............       $  1,038   $  1,499   $    1,814   $    2,811   $    4,350
Research and development expense.........          1,131        934        1,551        1,769        2,096
Capital expenditures.....................          2,055      2,244        7,508       12,165        5,778

Balance Sheet Data (at end of period):
Working capital (deficiency).............       $ (5,384)  $    392   $    8,952   $    5,151   $    4,135
Total assets.............................          6,241      9,108       21,755       30,327       31,829
Total debt...............................         12,298      6,379          380          291          205
Redeemable preferred shares..............         15,465         --           --           --          ---
Stockholders' equity (deficit)...........        (22,229)    (2,432)      15,033       19,674       19,130
---------------------------------

(1) Net loss utilized in calculating net loss per share, on a historical basis, has been increased by $887,400 and $883,416 for deemed dividends on preferred shares for the years ended December 1992 and 1993, respectively.

(2) The weighted average number of shares is calculated based on common shares issued and outstanding. The common share equivalents related to stock options issued and all other common share equivalents are not included in the per share calculations because they are anti-dilutive. The Company's reorganization on December 31, 1993 increased the number of shares outstanding to 5,423,353 on that date. The Company's initial public offering on April 14, 1994 further increased the number of shares outstanding by 1,950,000, and the Company's public offering on July 25, 1995 increased the number of shares outstanding by an additional 900,000.

(3) The Company significantly changed its capital structure on December 31, 1993. The supplementary pro forma net loss per common share has been computed by adjusting the 1993 net loss and weighted average common shares outstanding to show the effects of (i) the December 31, 1993 reorganization and (ii) the repayment of the $5.4 million of subordinated debentures to be repaid with a portion of the proceeds of the Company's initial public offering as if these transactions had occurred on January 1, 1993. These events, had they occurred on January 1, 1993, would have increased the Company's weighted average shares outstanding by 6,920,855 shares and decreased the net loss applicable to common shares for 1993 by $2,198,876 by eliminating certain interest costs and dividend and accretion charges required during 1993.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Selected Historical Consolidated Financial Data and the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.

Overview

     The Company has historically devoted its resources to research, development, and manufacturing of the original "B" Series MRIL tool, and currently, the improved "C" Series MRIL tools, and surface delivery systems as well as applications such as DHT and the recently-introduced C/TP. The Company has also developed a sales and service infrastructure in order to allow oil field operators throughout the world to evaluate the MRIL tool and understand how it can improve well completion decisions.

     In late 1993, the Company entered into distribution agreements with WALS and Computalog. In 1996, the Company entered into a distributor-type agreement with HES. Both the WALS and Computalog agreements require those companies to provide NUMAR with non-refundable, up-front payments treated by the Company as deferred revenue and taken into income over the life of the contract. They are also required to pay to NUMAR a portion of the revenues they generate from the use of the MRIL tool. In the case of HES, NUMAR sells the MRIL tool to HES, recording a sale at that time, and then licenses the use of the tool over a period of years.

     The Company's approach to the marketplace is to market the MRIL service through its own sales force and through the Company's industry partners.

     At the end of 1996, the Company had 15 MRIL units in service and estimates its industry partners combined had 25 MRIL units in service.

     While the Company generates the majority of its revenue through the services it and its industry partners provide to oilfield operators using the MRIL tool, beginning in 1995 and continuing through 1996, the Company derived revenues from the sale of MRIL units into the Chinese market and to HES.

     Due to the need to build a worldwide sales and service infrastructure and due to significant expenditures for research and development, the Company has not been profitable since its inception and has accumulated a deficit of approximately $37.4 million as of December 31, 1996. In the fourth quarter of 1996, the Company reported its first profitable quarter.

     In October 1996, the Company entered into an agreement with Sperry-Sun Drilling Services ("SSDS"), a division of Dresser, Inc., to jointly develop and market a version of NUMAR's MRIL tool for use as a Formation Evaluation While Drilling ("FEWD") tool. The agreement calls for SSDS to fund a development project, which began in the fourth quarter of 1996, the objective of which is to develop a version of NUMAR's MRIL tool used in open-hole logging for use attached to the drill bit as an FEWD tool. This project is being managed by NUMAR, with significant participation by SSDS. Further, the companies agreed to a revenue-sharing agreement with respect to their joint marketing of the new tool at the conclusion of the development project.

1996 Compared to 1995

     Revenues. Revenue increased from $10,239,000 in 1995 to $18,795,000 in 1996, an increase of $8,556,000 or 84%. Revenue from domestic wireline logging operations increased from $3,638,000 in 1995 to $4,999,000 in 1996. The domestic increase was caused by the increased recognition of the benefits the MRIL tool provides by domestic customers and the increased use of the DHT application introduced in the fourth quarter of 1995. International revenues decreased from $3,443,000 in 1995 to $3,084,000 in 1996. International revenue in 1995 benefitted heavily from short-term trial applications by a number of customers. Because these jobs were short term, high in cost, and were, in part, funded by the oil companies' research departments, they commanded large revenues per job. The actual number of logs performed internationally in 1996 was 125, up from 58 logs in 1995. Wireline revenue from industry partners increased from $1,403,000 in 1995 to $4,586,000 in 1996. This was due to the expansion of the number of units in service by WALS and the introduction of the MRIL service by HES. Sales revenue, which began in 1995, increased from $1,489,000 in 1995 to $4,854,000 in 1996. Most of the sales were to WALS for customers in the People's Republic of China and to HES. Revenues derived from rock sampling services increased from $216,000 in 1995 to $463,000 in 1996. Miscellaneous revenue, primarily from engineering services, increased from $350,000 in 1995 to approximately $808,000 in 1996.

     Cost of Sales and Services. Cost of sales and services increased from $8,382,000 in 1995 to $12,272,000 in 1996, an increase of 46% as compared to the revenue increase of 84%. Cost of goods sold, as opposed to cost of services, increased from $761,000 in 1995 to $2,968,000 in 1996, an increase of approximately $2,207,000 compared to a sales revenue increase of $3,365,000. Cost of services, excluding the cost of sales, was $7,621,000 in 1995 compared to $9,304,000 in 1996, an increase of 22% compared to an increase in wireline revenue of 55%. Because much of the cost of the field organization was fixed, margins improved as volume increased.

     Depreciation of Field Assets. Depreciation of field assets increased from $2,448,000 in 1995 to $4,000,000 in 1996, an increase of 63%. This increase was due to the increase in assets in the field utilized by the Company and its industry partners to generate revenues.

     Gross Profit (Loss). As a result of the revenue increases and the lower percentage cost increases detailed above, the gross loss reported in 1995 of $592,000 improved by $3.1 million to become a gross gain in 1996 of $2,523,000.

     General and Administrative Expenses. General and administrative expenses increased from $1,444,000 in 1995 to $1,570,000 in 1996, an increase of 9% as compared to the revenue increase of 84%. General and administrative expenses are expected to increase in 1997 due to expected growth but to become a lesser percentage of revenue.

     Research and Development Expenses. Research and development expenses increased from $1,769,000 in 1995 to $2,096,000 in 1996, an increase of 18%.
Increases in 1996 were attributable to the development and introduction of the total porosity application, C/TP, development of a switching sub to allow the MRIL to be run on the tool string of other wireline companies together with their tools, and continued work on the MWD project. Research and development expenses are expected to continue to increase in 1997 but are expected to become a lesser percentage of revenues.

     Interest Income. Interest income decreased in 1996 to $294,000 from $418,000 in 1995 due to fewer funds available to invest.

     Income Tax Expense. Income tax expense decreased in 1996 to $223,000 from $309,000 in 1995. These taxes were based on foreign operations, and the reduction was based on operating in jurisdictions with lower tax rates in 1996 than in 1995.

     Net Loss. The net loss in 1996 was $1,110,000 as compared to a net loss of $3,766,000 in 1995. The reduction in losses was due to the revenue increase, which was only partially offset by increased costs.


1995 Compared to 1994

     Revenues. Revenue increased from $6,610,000 in 1994 to $10,239,000 in 1995, an increase of $3,629,000 or 55%. Revenues from domestic wireline logging operations increased from $2,888,000 in 1994 to $3,638,000 in 1995. The domestic increase was mainly due to increased penetration of the offshore Gulf Coast market where volume increased from $1,051,000 in 1994 to $1,601,000 in 1995. Revenues from international wireline logging operations increased from $2,108,000 in 1994 to $3,443,000 in 1995. In addition, 1995 revenues included sales of MRIL tools into China of $1,092,000. Revenues from industry partners increased from $442,000 in 1994 to $1,403,000 in 1995. Revenues from interpretation and rock sampling increased from $85,000 in 1994 to $266,000 in 1995. 1994 revenue included $874,000 of revenue for engineering and training under a contract with WALS for which there was no comparable income in 1995.

     Cost of Sales and Services. Cost of sales and services increased from $5,830,000 in 1994 to $8,382,000 in 1995, an increase of $2,552,000 or 44%. Of this increase, $608,000 was due to the cost of the Company selling MRIL tools into China and selling parts to industry partners. No such sales were generated in 1994. Cost of sales and services, not considering the cost of the above sales, increased by $1,944,000 or 33%. This increase was directly attributable to costs associated with logging revenues that increased 56% in 1995 over 1994.

     Depreciation of Field Assets. Depreciation of field assets increased from $1,505,000 in 1994 to $2,448,000 in 1995, an increase of 63%. This increase is due to the increase in assets in the field utilized by the Company and its industry partners to generate revenues.

     Gross Loss. As a result of the revenue increases and the lower percentage cost increases detailed above, gross loss decreased from $1,603,000 in 1994 to $592,000 in 1995.

     General and Administrative Expenses. General and administrative expenses increased from $1,125,000 in 1994 to $1,444,000 in 1995, an increase of 28% as compared to a revenue increase of 55%. Cost increases were due to increased administrative activity associated with the large revenue increase, including an increase in costs of $82,000 associated with the new facility the Company moved into in March 1995.

     Research and Development Expenses. Research and development expenses increased from $1,552,000 in 1994 to $1,769,000 in 1995. Increases in 1995 were attributable to research related to the introduction of the new "C*" Series tool and work associated with developing a sonde for use in an MWD environment.

     Interest Income. Interest income increased from $389,000 in 1994 to $418,000 in 1995 due to higher interest rates.

     Interest Expense. Interest expense decreased from $122,000 in 1994 to $35,000 in 1995 essentially due to all but $6,000 of capitalized leases being fully paid by the end of 1994.

     Interest Expense on Subordinated Debentures. Interest expense on subordinated debentures was $166,000 in 1994 and eliminated in 1995 as the subordinated debentures were retired in April 1994.

     Net Loss. The net loss in 1994 was $4,310,000 as compared to a net loss of $3,766,000 in 1995, an improvement of $544,000.


Liquidity and Capital Resources

     Since its inception, the Company has incurred operating losses in the course of developing and marketing its MRIL products and services. The Company has funded its development and marketing efforts through the public and private placement of equity and debt securities, and through advances received on revenue-sharing agreements from industry partners.

     Cash flows provided by (used in) operating activities were $(894,274) in 1994, $686,572 in 1995, and $3,778,368 in 1996. Cash from operating activities in 1996 was provided primarily from net income, exclusive of depreciation, and advances on revenue-sharing activities less increases in accounts receivable.

     Cash used in investing activities was $7.4 million in 1994, $11.9 million in 1995, and $5.0 million in 1996. The great majority of cash used in investing activities was to produce the MRIL tools used by the Company and its industry partners to generate revenue.

     Cash provided by financing activities in 1996 was generated primarily by the exercise of stock options by employees generating $540,000.

     As of December 31, 1996, the Company had on hand $5.6 million in cash and cash equivalents. Further, the Company expects to receive cash from the sale of MRIL tools to WALS and HES and from additional deposits from WALS for additional MRIL tools. Capital expenditures during 1997 are currently expected to be between $6.0 million and $8.0 million.

     Subsequent to December 31, 1996, the Company negotiated a line of credit with a bank in the amount of $3.0 million.

     The Company believes that the cash on hand at December 31, 1996, its anticipated cash flow from operations, the funds it expects to receive from industry partners, and its ability to borrow, if needed, from financial institutions is sufficient to fund its operations and anticipated growth through, at least, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

     The Consolidated Financial Statements of NUMAR Corporation and its subsidiaries, listed in the index appearing under Item 14, are filed as part of this Annual Report on Form 10-K.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

                                    PART III


INCORPORATION BY REFERENCE
--------------------------

     The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information required by Item 401(b) of Regulation S-K, which appears in Part I hereof under the heading "Executive Officers of the Company"), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders scheduled to be held May 14, 1997, which definitive proxy statement is expected to be filed with the commission no later than 120 days after the end of the fiscal year to which this Report relates.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------   ---------------------------------------------------------------

(a)  The following documents are filed as part of this report:


   (1)    Financial Statements:

          Report to Independent Accountants                              F-2

          Consolidated Balance Sheets at December 31,
          1996 and December 31, 1995                                     F-3

          Consolidated Statements of Operations for the
          Years Ended December 31, 1996, 1995 and 1994                   F-4

          Consolidated Statements of Cash Flow for the
          Years Ended December 31, 1996, 1995 and 1994                   F-5

          Consolidated Statements of Changes in
          Stockholders' Equity (Deficit) for Years
          December 31, 1996, 1995 and 1994                               F-7

          Notes to Consolidated Financial Statements                     F-8

   (2)    Financial Statement Schedules

No other schedules have been included because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

 (3)      Exhibits:
          --------

  3.1 Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-75182), is incorporated herein by reference.

  3.2 By-laws, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-75182), is incorporated herein by reference.

  10.1 1994 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-75182), is incorporated herein by reference.

  10.2 Agreement dated October 11, 1993 between Atlas Wireline Services (now known as Western Atlas Logging Services), a division of Western Atlas International, Inc., and the Company with respect to the leasing of equipment and the provision of technical services (the "Atlas Wireline Agreement"), filed as Exhibit 10.2a to the Company's Registration Statement on Form S-1 (File No. 33-75182), is incorporated herein by reference.

  10.3 Letter agreements, dated December 8, 1994 and December 27, 1994, amending the Atlas Wireline Agreement filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

  10.4 Agreement dated November 3, 1993 between Computalog Ltd. and the Company with respect to the leasing of equipment and the provision of technical services filed as (Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-75182), is incorporated herein by reference.

  10.5 Letter agreements, dated July 13, 1995, amending the Computalog Agreement, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.6 Key Person Stock Option Agreements between the Company and each of Melvin N. Miller, Richard N. Chandler, and George R. Coates, filed as
          Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-75182), is incorporated herein by reference.

  10.7 Key Employee Stock Option Agreements, dated April 38, 1993 and December 30, 1993, between the Company and Edward P. Delson, filed as
          Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

  10.8 Key Person Stock Option Agreement between the Company and Manfred G. Prammer, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.9*   Key Person Stock Option Agreement between the Company and Thomas
          Blades.

  10.10 Agreement of Lease dated January 20, 1995 between the Company and Rouse & Associates - 508 Lapp Road Limited Partnership, filed as
          Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

  10.11 Agreement dated March 15, 1996 between Halliburton Energy Services, a Division of Halliburton Company, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.12 NUMAR Corporation 1995 Employee Stock Purchase Plan, included as Appendix A to the Company's definitive Proxy Statement for the Annual Meeting held on May 15, 1995, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.13 Amendment No. 1 to 1994 Stock Incentive Plan, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-75182), is incorporated herein by reference.

  10.14* Employment agreement dated July 18, 1996 between the Company and Melvin N. Miller.

  10.15* Change of Control Agreement dated March 10, 1997 between the Company and Edward P. Delson.

  21. List of Subsidiaries, filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1 (File No. 33-75182) is incorporated herein by reference.

  23.*    Consent of Coopers & Lybrand L.L.P.

  27.*    Financial Data Schedule
---------------------
*Filed herewith.


(b) The Company did not file a report on Form 8-K during the quarter ended December 31, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                NUMAR CORPORATION

                                                                            Page
Report of Independent Accountants.......................................... F-2


Consolidated Balance Sheets at December 31, 1996 and December 31, 1995..... F-3


Consolidated Statements of Operations for the years ended December 31, 1996,
1995 and 1994.............................................................. F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
1995 and 1994.............................................................. F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
years ended December 31, 1996, 1995 and 1994............................... F-7

Notes to Consolidated Financial Statements................................. F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
      NUMAR Corporation:

We have audited the accompanying consolidated balance sheets of NUMAR Corporation and its wholly-owned subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NUMAR Corporation and its wholly-owned subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Coopers & Lybrand, LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 4, 1997

                               NUMAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31,
                                                                                                     ------------
                                                                                               1996                1995
                                                                                               ----                ----
ASSETS
Current assets:
    Cash and cash equivalents...................................................           $  5,626,196         $ 6,322,345
    Accounts receivable, less allowance for doubtful accounts of
       $90,000 and $79,000, respectively........................................              4,485,964           3,495,150
    Inventory...................................................................                219,246                 ---
    Prepaid expenses and other current assets...................................                396,276             115,287
                                                                                           ------------         -----------
             Total current assets...............................................             10,727,682           9,932,782

Well logging devices under construction and supplies............................              3,654,535           4,309,606
Property and equipment, net.....................................................             16,744,039          15,519,417
Other assets, net...............................................................                703,077             565,230
                                                                                           ------------         -----------
             Total assets.......................................................           $ 31,829,333         $30,327,035
                                                                                           ============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of loans payable............................................           $    75,694          $    86,037
    Accounts payable............................................................               961,081            1,129,575
    Accrued expenses............................................................             1,998,051            1,501,304
    Deferred revenue............................................................             3,166,305            1,889,019
    Foreign taxes payable.......................................................               391,272              175,618
                                                                                           -----------          -----------
             Total current liabilities..........................................             6,592,403            4,781,553

Deferred revenue................................................................             5,977,405            5,667,056
Loans payable...................................................................               129,104              204,798
Stockholders' equity:
    Common stock; par value $.01 per share; authorized, 50,000,000 shares;
          issued and outstanding 8,389,653 and 8,273,460, respectively..........                83,900               82,738
    Additional paid-in capital..................................................            56,457,915           55,918,649
    Accumulated deficit.........................................................           (37,411,394)         (36,301,459)
                                                                                           -----------          -----------
                                                                                            19,130,421           19,699,928
    Employee subscriptions receivable...........................................                   ---              (26,300)
                                                                                           -----------          -----------
             Total stockholders' equity.........................................            19,130,421           19,673,628
                                                                                           -----------          -----------
             Total liabilities and stockholders' equity.........................           $31,829,333          $30,327,035
                                                                                           ===========          ===========


         See accompanying notes to consolidated financial statements.

                               NUMAR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               for the years ended December 31,
                                                               ---------------------------------------------------------------
                                                                     1996                    1995                    1994
                                                                     ----                    ----                    ----
Revenues..............................................           $18,795,454             $10,238,701             $ 6,610,119
Costs of sales and services...........................            12,272,379               8,382,180               5,829,593
Depreciation of field assets..........................             4,000,448               2,448,421               1,504,859
Write-down of "B" Series tools........................                   ---                     ---                 878,489
                                                                  ----------              ----------              ----------
    Gross profit (loss)...............................             2,522,627                (591,900)             (1,602,822)
                                                                  ----------              ----------              ----------
General and administrative expenses...................             1,569,657               1,444,196               1,124,948
Research and development expenses.....................             2,095,576               1,768,961               1,551,531
                                                                  ----------              ----------              ----------
    Loss from operations..............................            (1,142,606)             (3,805,057)             (4,279,301)
                                                                  ----------              ----------              ----------
Other income (expense):

   Interest income....................................               294,145                 417,742                 389,340
  Interest expense....................................               (24,156)                (35,277)               (122,091)
  Interest expense on subordinated debentures
    and senior convertible notes due to
    stockholders......................................                   ---                     ---                (166,228)
  Other income (expense)..............................               (14,177)                (34,192)                  3,656
                                                                  ----------              ----------              ----------
    Loss before income taxes..........................              (886,794)             (3,456,784)             (4,174,624)
Income tax expense....................................               223,141                 308,945                 135,758
                                                                  ----------              ----------              ----------
    Net loss..........................................           $(1,109,935)            $(3,765,729)            $(4,310,382)
                                                                  ==========              ==========              ==========
    Net loss applicable to common stock...............           $(1,109,935)            $(3,765,729)            $(4,310,382)
                                                                  ==========              ==========              ==========
    Net loss per share................................           $      (.13)            $      (.48)            $      (.63)
                                                                  ==========              ==========              ==========
Weighted average common stock outstanding.............             8,339,706               7,787,874               6,812,052
                                                                  ==========              ==========              ==========


          See accompanying notes to consolidated financial statements

                               NUMAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             for the years ended December 31,
                                                                 --------------------------------------------------------
                                                                      1996                  1995                  1994
                                                                      ----                  ----                  ----
Cash flow from operating activities:
    Net loss.................................................      (1,109,935)          $(3,765,729)         $(4,310,382)
         Adjustments to reconcile net loss to net
           cash provided by (used in) operating
           activities:
           Depreciation and amortization.....................       4,350,016             2,811,143            1,841,401
           Write-down of obsolete "B" tools
                and parts....................................             ---                   ---              878,489
           Provision for doubtful accounts...................          11,000              (170,483)             228,000
           Provision for obsolescence........................             ---                   ---               28,586
         Changes in assets and liabilities which
           provided (used) cash:
           Accounts receivable...............................      (1,001,814)           (1,383,962)            (932,541)
           Inventory.........................................        (219,246)                  ---                  ---
           Prepaid expenses and other current
                assets.......................................        (280,989)               (8,790)             103,189
           Other assets......................................        (179,103)             (166,176)              95,295
           Accounts payable..................................         197,223              (111,585)             143,842
           Accrued expenses..................................         207,927               709,822              205,864
           Deferred revenue..................................       1,587,635             2,729,714              741,060
           Foreign taxes payable.............................         215,654                42,618               82,923
                                                                  -----------         -------------         ------------
                  Net cash provided by (used in)
                  operating activities.......................       3,778,368               686,572             (894,274)
                                                                  -----------          ------------         ------------
Cash flows from investing activities:

      Capital expenditures...................................      (5,778,189)          (12,165,278)          (7,508,497)
      Proceeds from disposition of property
            and equipment....................................         822,981               226,611              136,753
                                                                  -----------         -------------          -----------
                  Net cash used in investing
                  activities.................................      (4,955,208)          (11,938,667)          (7,371,744)
                                                                  -----------         -------------           ----------


         See accompanying notes to consolidated financial statements.

                               NUMAR CORPORATION

                                                                                    for the years ended December 31,
                                                                        ---------------------------------------------------------
                                                                               1996              1995                  1994
                                                                               ----              ----                  ----
Cash flows from financing activities:

      Proceeds from issuance of common stock .....................            540,428           8,385,594           21,759,883

      Payment of subordinated debentures to
           stockholders ..........................................                 --                  --           (5,392,093)

      Repayment of  bank debt and term loans .....................            (86,037)            (89,377)             (84,851)

      Principal payments on capital
           lease obligations .....................................                 --              (5,912)            (515,678)

      Payment of employee subscriptions
           receivable ............................................             26,300              20,639               16,009
                                                                          -----------         -----------         ------------
           Net cash provided by financing
                  activities .....................................            480,691           8,310,944           15,783,270
                                                                          -----------         -----------         ------------
Cash and cash equivalents:

      Net increase (decrease) in cash ............................           (696,149)         (2,941,151)           7,517,252

      Balance, beginning of period ...............................          6,322,345           9,263,496            1,746,244
                                                                          -----------         -----------         ------------

      Balance, end of period .....................................        $ 5,626,196         $ 6,322,345         $  9,263,496
                                                                          ===========         ===========         ============
Supplemental cash flow disclosures:

      Cash paid during the year for:

           Interest ..............................................        $    22,029         $    36,202         $    253,868
                                                                          ===========         ===========         ============
           Income taxes ..........................................        $    47,962         $    58,252         $     45,573
                                                                          ===========         ===========         ============
      Elimination of subscribed stock for

           terminated employees ..................................        $        --         $    19,939         $      1,198
                                                                          ===========         ===========         ============
      Subscriptions receivable paid for stock
           options exercised .....................................        $        --         $        --         $     14,811
                                                                          ===========         ===========         ============

      Accounts payable on well logging devices
           under construction and supplies .......................        $   290,690         $   656,407         $         --
                                                                          ===========         ===========         ============

         See accompanying notes to consolidated financial statements.

                               NUMAR CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                       Additional                  Employee
                                  Common Stock          Paid-In    Accumulated   Subscriptions     Treasury Stock
                                  ------------                                                     --------------
                              Shares        Amount      Capital      Deficit      Receivable     Shares       Amount      Total
                              ------        ------      -------      -------      ----------     ------       ------      -----
Balance at
December 31, 1993 .........  5,423,353    $ 54,233   $ 25,821,616  $(28,225,348)   $(82,887)         --           --   $ (2,432,386)
Public offering ...........  1,950,000      19,500     21,728,983            --          --          --           --     21,748,483
Exercise of stock options .      3,800          38         11,362            --          --          --           --         11,400
Elimination of
   subscriptions receivable
   for terminated employees       (400)         --             --            --       1,198          --           --          1,198
Repayment of
   subscriptions receivable         --          --             --            --      14,811          --           --         14,811
Net loss ..................         --          --             --    (4,310,382)         --          --           --     (4,310,382)
                             ---------    --------   ------------  ------------    --------      ------       ------   ------------

Balance at
December 31, 1994 .........  7,376,753      73,771     47,561,961   (32,535,730)    (66,878)         --           --     15,033,124
Public offering, net ......    900,000       9,000      8,349,779            --          --          --           --      8,358,779
Exercise of stock options .      3,352          33         26,782            --          --          --           --         26,815
Receipt of subscriptions
   receivable .............         --          --             --            --      20,639          --           --         20,639
Elimination of
   subscriptions receivable
   for terminated employees     (6,645)        (66)       (19,873)           --      19,939          --           --             --
Net loss ..................         --          --             --    (3,765,729)         --          --           --     (3,765,729)
                             ---------    --------   ------------  ------------    --------      ------       ------   ------------

Balance at
December 31, 1995 .........  8,273,460      82,738     55,918,649   (36,301,459)    (26,300)         --           --     19,673,628
Exercise of stock options .    116,193       1,162        539,266            --          --          --           --        540,428
Receipt of subscriptions
   receivable .............         --          --             --            --      26,300          --           --         26,300
Net loss ..................         --          --             --    (1,109,935)         --          --           --     (1,109,935)
                             ---------    --------   ------------  ------------    --------      ------       ------   ------------
Balance at
December 31, 1996 .........  8,389,653    $ 83,900   $ 56,457,915  $(37,411,394)   $      0          --           --   $ 19,130,421
                             =========    ========   ============  ============    ========      ======       ======   ============

         See accompanying notes to consolidated financial statements.

                               NUMAR CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              -------------------


1.    Summary of Significant Accounting Policies

      Business and Basis of Consolidation:

             The Company is engaged in the research, development, equipment manufacture and marketing of services utilizing Magnetic Resonance Imaging ("MRI") technology for oil and gas exploration and development.

             The consolidated financial statements include the accounts of the Company and its subsidiaries, NUMAR Oilfield Services, Inc., Numalog Ltd., NUMAR UK Ltd., PT NUMAR Indonesia, NUMAR Australia Corporation, and NMR Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

      Cash and Cash Equivalents:

             The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. At December 31, 1996, and periodically throughout the year, the Company has maintained balances in various operating and money market accounts in excess of federally-insured limits. No individual investment is permitted in excess of $2 million, and all securities invested are A1-P1 rated.

      Fair Value of Financial Instruments:

             The carrying amounts reported in the balance sheet for cash and cash equivalents and accounts receivable approximate fair value due to the short-term nature of these instruments. The carrying amount of loans payable approximates fair value because the underlying instrument is a variable rate note that reprices frequently.

      Inventory:

             Inventory is recorded at cost. Inventory consists of raw materials, work in process, and finished goods that will be sold to customers and is similar to inventory that is used for the production of property and equipment and recorded as well logging devices under construction and supplies.

      Well Logging Devices Under Construction and Supplies:

             Well logging devices under construction and supplies are recorded at cost. Well logging devices under construction and supplies include the costs incurred to construct and assemble the units used to provide the Company's Magnetic Resonance Imaging Logging ("MRIL") services to customers in the field. Upon the completion and transfer of each unit to the field, these costs are transferred into property and equipment. The Company purchases the majority of its components from a variety of manufacturers.

                               NUMAR CORPORATION

                               ----------------

      Property and Equipment:

             The cost of equipment is depreciated over its estimated useful life using the straight-line method. Well logging devices are depreciated over five years. The cost of leasehold improvements is amortized over the terms of the appropriate leases. Repairs are expensed as incurred and betterments and renewals which extend the life of existing assets are capitalized.

             At the time of retirement or disposal, the asset cost and related accumulated depreciation or amortization are removed from the books and any gain or loss is recognized in the consolidated statement of operations.

             The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) for fiscal year 1996. This statement requires that long-lived assets and certain identifiable intangibles that are held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of as asset may not be recoverable. The implementation of SFAS No. 121 did not have an impact on the consolidated financial statements.

      Stock-Based Compensation :

             The Company accounts for stock options under the provisions of APB Opinion No. 25, and accordingly, compensation expense with regard to its option program is not recorded for stock options granted at fair market value.

      Other Assets:

             Patent costs are amortized ratably on the straight-line method over the number of years of available patent protection. Costs of maintenance and renewals are amortized ratably over the remaining period of patent protection.

      Revenue Recognition:

      Revenues Generated by NUMAR -

             Generally, revenues are recognized when services are rendered or when goods are delivered, and the costs associated with delivering these services are expensed as incurred or when goods are delivered.

      Revenues Generated from Industry Partners -

             Deferred revenues are recognized as revenue on a straight-line basis over the term of the agreements. Additional revenues are recognized based on equipment usage.

                               NUMAR CORPORATION

                               ----------------


      Income Taxes:

             Income taxes are provided under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). Under this method, the Company is required to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      Net Loss per Share:

             Loss per common share is computed on the basis of the weighted average number of common shares issued and outstanding. The common share equivalents related to stock options are not included in the loss per share calculations because they are anti-dilutive.

      Foreign Currency Transactions:

             Numalog Limited, which conducts operations in Israel, uses the U.S. dollar as its functional currency. NUMAR UK Ltd., PT NUMAR Indonesia, and NUMAR Australia Corporation contracts the majority of their revenues and incurs the majority of their costs in U.S. dollars, therefore, NUMAR UK Ltd., PT NUMAR Indonesia and NUMAR Australia Corporation use the U.S. dollar as their functional currency. All translation adjustments on the Company's wholly-owned subsidiaries are reflected in the consolidated statement of operations.

      Use of Estimates in the Preparation of Financial Statements:

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Common Stock

             On April 14, 1994, the Company completed an underwritten public offering of 1,800,000 common shares at a price to the public of $12.50 per share. On April 21, 1994, the Company received the net proceeds of the offering amounting to $20,004,733. The underwriters had an option to exercise an additional 270,000 shares for 30 days from the effective date of the offering. On May 13, 1994, the underwriters exercised their option and purchased an additional 150,000 shares. On May 25, 1994, the Company received the net proceeds of the exercised option amounting to $1,743,750.

                               NUMAR CORPORATION

                               ----------------

             On July 25, 1995, the Company consummated the sale of 900,000 common shares at $10 per share in a public offering to a limited group of investors. The Company's net proceeds from the offering, after expenses, were $8,358,779.

3.    Operating Losses and Liquidity:

             Since its inception, the Company has incurred operating losses in the course of developing and marketing its MRIL products and services. The Company has funded its development and marketing efforts through the public and private placement of equity and debt securities.

             During the years ended December 31, 1996, 1995 and 1994, the Company has incurred net losses of $1,109,935, $3,765,729, and $4,310,382, respectively. The loss in 1994 included a one-time write down of the undepreciated value of older "B" Series tools and related equipment amounting to $878,489. As of December 31, 1996, the Company's stockholders' equity was $19,130,421, and the Company had $5,626,196 of cash and cash equivalents.

             Management believes that the increasing volume of revenue from its new "C*" and "C" Series tools generated by the Company's own sales force and by its industry partners will be sufficient to fund its operations and anticipated growth. Subsequent to the Company's initial public offering in April 1994, the Company paid down all remaining subordinated debentures and later in the year repaid all amounts due on capitalized leases. As of December 31, 1996, remaining debt of the Company totaled $204,798 of which $75,694 is due within one year. The Company believes it has the potential to obtain external financing as may be required in 1997 (see Note 16).

4.    Concentration of Credit Risk:

             The Company's financial instruments that subject it to potential credit risk consist primarily of accounts receivable. The Company does not require collateral or other security for customer receivables. As of December 31, 1996, two customers accounted for 36% and 15% of the Company's accounts receivable, respectively.

 5.   Well Logging Devices Under Construction and Supplies:

             Well logging devices under construction and supplies as of December 31, 1996 and 1995 are as follows:

                                                        1996         1995
                                                        ----         ----

             Supplies and components .............   $3,073,030   $3,595,536
             Work-in-process .....................      581,505      714,070
                                                     ----------   ----------
                                                     $3,654,535   $4,309,606
                                                     ==========   ==========

                               NUMAR CORPORATION

                               ----------------



 6.   Property and Equipment:

        Property and equipment as of December 31, 1996 and 1995 are as follows:

                                                  1996                1995
                                                  ----                ----

        MRIL tools and related equipment ...  $ 24,676,525       $ 20,610,392
        Research equipment .................       705,048            574,089
        Computer equipment .................     1,364,291          1,144,364
        Other equipment and fixtures .......     2,401,971          2,035,568
                                              ------------       ------------
                                                29,147,835         24,364,413
        Less accumulated depreciation ......   (12,403,796)        (8,844,996)
                                              ------------       ------------
                                              $ 16,744,039       $ 15,519,417
                                              ============       ============

        Depreciation expense for the years ended December 31, 1996, 1995, and 1994 was $4,308,760, $2,755,688, and $1,831,022, respectively.

 7.   Write-Down of "B" Series Tools:

        Due to the increased availability of the "C" Series tools in late
      1994, customer demand for the "B" Series tool has decreased rapidly and is at the point where future revenue from "B" Series tools is in significant doubt. Therefore, the Company has written down the undepreciated value of "B" Series cartridges and related equipment unique to the "B" tool. The full amount of the write down was $878,489, of which $729,175 was to adjust the accumulated depreciation and the balance, $149,315, resulted in a reserve for obsolete parts.

 8.   Other Assets:

        Other assets as of December 31, 1996 and 1995 are as follows:

                                                     1996              1995
                                                     ----              ----

        Patent costs and trademarks ...          $ 702,844          $ 568,039
        Equipment deposits ............             47,888              4,275
        Other .........................             75,721             75,036
                                                 ---------          ---------
                                                   826,453            647,350
        Less accumulated amortization .           (123,376)           (82,120)
                                                 ---------          ---------
                                                 $ 703,077          $ 565,230
                                                 =========          =========

                                NUMAR CORPORATION

                                ----------------


9.  Deferred Revenue:

           NUMAR has entered into revenue-sharing agreements with two wireline service companies, whereby NUMAR supplies these companies with certain MRIL equipment. NUMAR retains ownership of all equipment provided under these agreements. In consideration for entering into these contracts, NUMAR receives non-refundable advances, based on equipment ordered by the wireline companies and records these advances as deferred revenue. Following is a summary of the deferred revenue account.

           Balance of deferred revenue at December 31, 1995  ....   $ 7,556,075
           Less recognized revenue ..............................    (4,268,148)
           Plus funds received for additional equipment .........     5,855,783
                                                                    -----------
           Total of deferred revenue at December 31, 1996 .......   $ 9,143,710
                                                                    ===========

           Deferred revenue expected to be realized in 1997  ....   $ 3,166,305
           Deferred revenue expected to be realized after 1997 ..     5,977,405
                                                                    -----------
                                                                    $ 9,143,710
                                                                    ===========

10. Loans Payable:

           As of December 31, 1996 and 1995, loans payable are as follows:

                                                                                               1996           1995
                                                                                               ----           ----
           Term  loan payable in monthly installments
                 of $1,887, including interest
                 at 5%, collateralized by certain equipment,
                 due in April 1997 ...................................................      $  11,158       $  32,659
           Term loan, principal payable beginning
                 December 1994 through December 1999,
                 with interest payable monthly
                 at LIBOR plus 3.125% (LIBOR was 5.63% at
                 December 31, 1996), collateralized
                 by all of the assets of Numalog .....................................        193,640         258,176
                                                                                            ---------       ---------
                                                                                              204,798         290,835
           Less current portions .....................................................        (75,694)        (86,037)
                                                                                            ---------       ---------
                                                                                            $ 129,104       $ 204,798
                                                                                            =========       =========

           The annual aggregate maturities of loans payable are as follows:

                          1997                  $ 75,694
                          1998                    64,536
                          1999                    64,568
                                                --------
                                                $204,798
                                                ========

                                NUMAR CORPORATION

                                ----------------


11.   Income Taxes:

             At December 31, 1996, the Company had net operating loss carryforwards of approximately $19,000,610 for federal income tax purposes and $2,500,000 for state income tax purposes available to offset future taxable income, if any. Federal net operating loss carryforwards expire if not used within 15 years of the taxable year in which the loss occurred. Substantially all of the Company's net operating losses are attributable to taxable years for 1988 through 1995, and accordingly, will expire from 2003 through 2010.

             The Company believes that it experienced an "ownership change" for purposes of Internal Revenue Code Section 382 on March 1, 1988, and that no subsequent ownership change has occurred through December 31, 1993. Approximately $300,000 of the Company's net operating loss carryovers arose prior to March 1, 1988. However, an ownership change for Section 382 purposes could have occurred subsequent to that date if certain of the existing stockholders of the Company increased or decreased their current holdings within the next three years or if a person acquires sufficient shares to become a new "5% stockholder" of the Company. In the event an ownership change occurred , the Company's ability to use its net operating loss carryforwards will be subject to an annual limitation, the size of which will depend upon the aggregate fair market value of the Company's outstanding shares at the time of the ownership change. Ownership shifts have occurred among Company stockholders since December 31, 1993. The Company has not performed a study to determine if an ownership change has occurred. Accordingly, no assurance can be given as to whether an ownership change, as defined under Section 382, has occurred since December 31, 1993. There is no assurance that the Internal Revenue Service, or a court, will agree with the Company's conclusions.

             The provision for income taxes for the year ended December 31, 1996 includes a provision for alternative minimum tax of $66,414 and foreign withholding taxes of $156,727. The provision for income taxes for the years ended December 31, 1995 and 1994 consist of foreign withholding taxes.

             Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                      1996             1995
                                                                      ----             ----
             Deferred tax assets:
                  Net operating losses .......................    $ 6,899,964     $  7,738,287
                  Deferred revenue ...........................      3,657,117        3,097,991
                  Allowance for bad debts ....................         37,383           32,497
                  Valuation allowance ........................     (9,645,747)     (10,492,839)
                                                                  -----------     ------------
                  Total deferred tax assets ..................    $   948,717     $    375,936
                                                                  ===========     ============
             Deferred tax liabilities:

                  Accelerated depreciation ...................    $   948,717     $    375,936
                                                                  -----------     ------------
                          Total deferred tax liabilities .....    $   948,717     $    375,936
                                                                  ===========     ============

                                NUMAR CORPORATION

                                ----------------


12.   Commitments and Contingencies:

             The Company leases certain of its operating facilities and corporate offices under leases with remaining terms ranging from 1 to 15 years with certain renewal options and cancellation clauses. In January 1995, the Company entered into a 15-year lease for 50,000 square feet of space which houses corporate offices, manufacturing, and research facilities.

             Future minimum lease payments as of December 31, 1996 are as follows:

                    Year
                    ----
                    1997                     $ 441,769
                    1998                       436,094
                    1999                       397,803
                    2000                       383,712
                    2001                       394,545
                    Thereafter               3,039,479
                                             ---------
                                            $5,093,402
                                             =========

             Rent expense under operating leases was $516,517, $458,746, and $270,892 for the years ended December 31, 1996, 1995 and 1994, respectively.

             During the two-year period ended December 31, 1987, the Company received a grant of $705,596 from a research and development foundation to fund the development of a MRI-based well logging system. Upon commercialization of the product, the Company is required to pay a royalty of 1.49% of the annual gross reve nues attributable to the MRI open-hole logging probe allocated portion of the commercial system. Additionally, the Company and Numalog are required to pay 1-1/2% of any royalties received on patents developed from the funded research and 30% of payments received under licenses of the product. In no event shall the total royalty charges exceed 150% of the grant or $1,058,394. Under the terms of the grant the Company incurred royalty charges of $273,481, $112,554, and $65,618 for the years ended December 31, 1996, 1995 and 1994, respectively.

             During the three-year period ended December 31, 1989 the Company received a grant of $200,000 from a technology center to fund the cost of certain new technology. The Company is required to pay a royalty of 2% of the gross revenues derived by the Company from the sale, lease, license or other transfer of the new technology. In no event shall the total royalty charges exceed 300% of the grant or $600,000. Under the terms of the grant, the Company incurred royalty charges of $61,810, $30,175, and $20,394 for the years ended December 31, 1996, 1995 and 1994.

                                NUMAR CORPORATION

                                ----------------

13.   Stock Purchase Plan/Savings Plan:

             The Company implemented a stock purchase plan on June 1, 1995 that allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified dates. At December 31, 1996, 95 employees were eligible to participate in the plan, and 250,000 common shares remained available for issuance under the plan. On May 31, 1996, the end of the first plan year, 12,651 shares were issued under the plan.

             The Company implemented a voluntary 401(k) savings plan on January 1, 1995. The Company matches 25% of each employee's contributions, up to a maximum of 6% of base salary. Company contributions to the savings plan were $52,597 in 1996 and $49,265 in 1995.

14.   Stock Options and Warrants:

             On February 8, 1994, the Board of Directors of the Company adopted the NUMAR Corporation 1994 Stock Incentive Plan, which was subsequently approved by the stockholders on April 8, 1994. Under the plan, the Company reserved 350,000 common shares for the granting of stock options to key employees. On May 15, 1996, the stockholders approved an amendment to the plan increasing the number of common shares issuable under the plan from 350,000 to 650,000. The option exercise price may not be less than the fair market value of the underlying shares on the date of the grant. The plan is administered by a committee of the Board of Directors, which is authorized, subject to the terms of the Plan, to select key employees to be granted awards on behalf of the Company, and to set the date of grant and the other terms of such awards.

             Since the plan began, 680,000 options were granted, and 154,900 options were canceled which were granted under the plan. There are 124,900 common shares in reserve for issuance to key employees as of December 31, 1996.

             The following is a summary of option transactions and exercise prices.

                                           1996                      1995                    1994
                                   -------------------        -----------------        -----------------
                                   Average      Number        Average    Number        Average    Number
                                   Exercise     of            Exercise   of            Exercise   of
                                   Price        Shares        Price      Shares        Price      Shares
                                   -----        ------        -----      ------        -----      ------
     Outstanding January 1         $ 6.93       647,155       $ 6.28     627,510       $ 4.51     440,660
     Granted                        14.50       345,500        10.76     142,000        12.90     192,500
     Exercised                       4.00      (103,542)        8.00      (3,352)        3.00      (3,800)
     Canceled                       10.27       (59,710)       11.47    (119,003)        8.00      (1,850)
                                                -------                  -------                  -------
     Outstanding, December 31       10.28       829,403         6.93     647,155         6.28     627,510
                                                =======                  =======                  =======
     Exercisable, December 31                   335,633                  348,377                  276,606
                                                =======                  =======                  =======
     Shares Reserved                            124,900                  118,000                  167,500
                                                =======                  =======                  =======

            The vesting period of the stock options ranges from one year to five years.

                                NUMAR CORPORATION

                                ----------------


         Stock options outstanding at December 31, 1996 are summared as follows:


     Range of                            Weighted                           Weighted Average     Weighted
     Exercise             Number         Average             Number            Remaining          Average
      Prices           Exercisable    Exercise Price       Outstanding      Contractual Life   Exercise Price
     --------          -----------    --------------       -----------      ----------------   --------------
     $3.00               180,321         $  3.00             206,421           2.8 years          $  3.00
     $8.00                93,612         $  8.00             103,182           2.6 years          $  8.00
     $9.00-13.00          31,150          $10.86             128,300           8.5 years           $11.14
     $13.01-17.00         30,550          $14.73             391,500           8.9 years           $14.54
                         -------          ------             -------           ---------           ------
                         335,633         $  6.19             829,403           6.2 years           $10.33
                         =======         =======             =======           =========           ======

     The fair value of options granted under the stock option plan during 1996 was between $5.18 and $7.40 per share and of options granted during 1995 was between $4.15 and $5.57 per share. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 40%; risk-free interest rates of 6.5% in 1996 and $6.3% in 1995; and expected lives of five years.

     The fair market value of options expected to be granted under the stock purchase plan during 1996 is $4.68 per share, while the fair market value of similar options granted during 1995 was $3.54 per share. Fair value is estimated based on the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 46% in 1996 and 42% in 1995; risk- free interest rates of 6.6% in 1996 and 6.4% in 1995; and an expected life of one year (see Note 13).

     The Company has not recognized compensation expense in connection with stock options grants under the plans. However, had compensation expense been determined based on the fair value of the options on the grant dates, the Company's pro forma net loss per share for 1996 and 1995 would have been increased by $516,693 or $.07 per share and $147,543 and $.02 per share, respectively.

15.  Significant Customers and Revenues by Geographic Area:


                                     1996              1995            1994
                                     ----              ----            ----
          United States           $13,786,358      $ 4,933,661      $4,299,889
          Asia/Pacific              1,836,089        2,156,358       1,341,470
          Europe                    1,610,541        2,365,675         766,489
          Latin America               993,292          464,424              --
          Canada                      256,683          164,883         202,271
          Africa/Middle East          312,491          153,700              --
                                  -----------      -----------      ----------
                                  $18,795,454      $10,238,701      $6,610,119
                                  ===========      ===========      ==========


                                NUMAR CORPORATION

                                ----------------

                  The Company's revenues relate primarily to service activities and sales to WALS and HES, NUMAR's industry partners. WALS accounted for 31% of revenues in 1996, 12.3% of revenues in 1995, and 16.9% in 1994. HES accounted for 19.4% of revenues in 1996 and no revenue in 1995 or 1994.

16.     Subsequent Events:

                  On February 28, 1997, the Company received a collateralized discretionary demand line of credit from a bank in the amount of $3.0 million. The interest rate associated with the line is prime plus 1%.

17.     Quarterly Operating and Per Share Data  (Unaudited):

                  The following table summarizes (in thousands except per share data) the Company's quarterly results of operations for the years ended December 31, 1996 and December 31, 1995.

                                                      1996 Three Months Ended                  1995 Three Months Ended
                                                      -----------------------                  -----------------------

                                               March 31  June 30    Sept 30     Dec 31   March 31   June 30     Sept 30      Dec 31
                                               --------  -------    -------     ------   --------   -------     -------      ------
          Net sales                           $ 2,973    $ 4,106    $ 5,131    $6,585    $ 1,628    $ 1,825     $ 3,075     $ 3,711
          Gross profit (loss)                     (80)       415        726     1,462       (468)      (606)        292         190
          Net gain (loss)                        (845)      (508)      (251)      494     (1,042)    (1,407)       (703)       (614)

          Net gain (loss) per common share       (.10)      (.06)      (.03)      .06      (0.14)     (0.19)      (0.08)      (0.07)

