Form 10-Q
period 1997-03-31
NUMAR CORP
filed 1997-05-05
CIK 830476

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ------------------------------------

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended   March 31, 1997
                                           -----------------

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
                           Yes   X          No
                               -----           -----

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of April 25, 1997 was 8,400,653.

                                     INDEX





                                                                             Page
ITEM 1.    FINANCIAL STATEMENTS                                              ----

          Consolidated Balance Sheets
               As of March 31, 1997 and December 31, 1996                       1

          Consolidated Statements of Operations
               For the Three Months Ended March 31,
               1997 and 1996                                                    2

          Consolidated Statements of Cash Flows
               For the Three Months Ended March 31,
               1997 and 1996                                                    3

          Notes to Consolidated Financial Statements                            4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                   6


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                      7


          Signatures                                                            8

                       NUMAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              March 31,           December 31,
                                                                1997                 1996
                                                                ----               --------
                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...............................    $ 5,211             $ 5,626
   Accounts receivable, less allowance for doubtful
     accounts of $206,000 and $90,000, respectively........      5,402               4,486
   Inventory...............................................        143                 219
   Prepaid expenses and other current assets...............        346                 396
                                                                -------           ---------
         Total current assets..............................     11,102              10,728
Well logging devices under construction and supplies.......      3,248               3,655
Property and equipment, net................................     17,538              16,744
Other assets, net..........................................        727                 703
                                                               --------           ---------
     Total assets..........................................    $32,615             $31,829
                                                               ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of loans payable........................    $    70             $    76
   Accounts payable........................................        812                 961
   Accrued expenses........................................      2,122               1,998
   Deferred revenue........................................      2,810               3,166
   Foreign taxes payable...................................        382                 391
                                                                ------            ---------
     Total current liabilities.............................      6,196               6,592
Deferred revenue...........................................      6,202               5,977
Loans payable..............................................        113                 129
Stockholders' equity:
   Common shares; par value $.01 per share; authorized,
      50,000,000 shares; issued and outstanding 8,400,653
      and 8,389,653, respectively.........................          84                  84
  Additional paid-in capital..............................      56,508              56,458
  Accumulated deficit.....................................     (36,488)            (37,411)
                                                               --------           ---------
     Total stockholders' equity...........................      20,104              19,130
                                                               --------           ---------
     Total liabilities and stockholders' equity...........     $32,615             $31,829
                                                               ========           =========



          See accompanying notes to consolidated financial statements.

                      NUMAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)




                                                        for the three months ended
                                                                 March 31,
                                                        --------------------------
                                                             1997         1996
                                                          -----------  -----------
                                                                 (Unaudited)

Revenue.............................................      $    6,548       $2,973
Cost of sales and services..........................           3,606        2,141
Depreciation of field assets........................           1,058          912
                                                          ----------       ------
     Gross profit (loss)............................           1,884          (80)
General and administrative expenses.................             359          378
Research and development expenses...................             587          470
                                                          ----------       ------
     Income (loss) from operations..................             938         (928)

Other income (expense):
   Interest income..................................              72           74
   Interest expense.................................              (6)          (7)
                                                          ----------       ------
     Income (loss) before income tax................           1,004         (861)
Income tax expense (benefit)........................              81          (16)
                                                          ----------   ----------

     Net income (loss)..............................      $      923       $ (845)
                                                          ==========       ======

     Net income (loss) per share....................      $      .11        $(.10)
                                                          ==========   ==========

Weighted average common shares outstanding..........       8,733,534    8,273,460




          See accompanying notes to consolidated financial statements.

                       NUMAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           for the three months ended
                                                                   March 31,
                                                          ----------------------------
                                                              1997          1996
                                                          ----------      -----------
                                                                  (Unaudited)
Cash flow from operating activities:
   Net income (loss)....................................  $    923       $   (845)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization..................     1,180          1,016
         Provision for doubtful accounts................       116              5
   Changes in assets and liabilities which
      provided (used) cash:
         Receivables - trade............................    (1,032)           810
         Inventory......................................        76            ---
         Prepaid expenses and other current assets......        50             48
         Other assets...................................       (35)           (68)
         Accounts payable...............................      (149)          (221)
         Accrued expenses...............................       124            (83)
         Deferred revenue...............................      (131)           (28)
         Foreign taxes payable..........................        (9)           (88)
                                                          --------       --------
       Net cash provided by operating activities........     1,113            546
                                                          --------       --------
Cash flows from investing activities:
   Capital expenditures................................     (1,556)        (2,554)
   Proceeds from disposition of property and equipment.        ---            153
                                                          --------       --------
       Net cash used in investing activities...........     (1,556)        (2,401)
                                                          --------       --------
Cash flows from financing activities:
   Repayment of bank debt and term loans..............         (22)           (21)
   Payment of employee subscriptions receivable.......          --             26
   Proceeds from issuance of common shares............          50             --
                                                          --------       --------
       Net cash provided by financing activities......          28              5
                                                          --------       --------
Cash and cash equivalents:
   Net decrease in cash...............................        (415)        (1,850)
   Balance, beginning of period.......................       5,626          6,323
                                                          --------       --------
     Balance, end of period...........................    $  5,211       $  4,473
                                                          ========       ========

Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest........................................     $  4,115       $  5,692
                                                          ========       ========
     Income taxes....................................     $ 70,000       $    --
                                                          ========       ========
     Accounts payable on well logging devices under
        construction and supplies....................     $286,519       $346,294
                                                          ========       ========

          See accompanying notes to consolidated financial statements.

                       NUMAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)  GENERAL

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. All such adjustments were normal and recurring in nature. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in Form 10-K filed with the Securities and Exchange Commission on March 26, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share". The Company does not expect the adoption of this statement to have a significant impact on the Company's financial statements.

(2)  WELL LOGGING DEVICES UNDER CONSTRUCTION AND SUPPLIES

     Well logging devices under construction and supplies as of March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                                                                  March 31               December 31
                                                                                    1997                    1996
                                                                                 ---------              ------------

          Supplies and components............................................     $  2,693                $  3,073
          Work-in-process....................................................          555                     582
                                                                                  --------                --------
                                                                                  $  3,248                $  3,655
                                                                                  ========                ========

(3)  PROPERTY AND EQUIPMENT

     Property and equipment as of March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                                                                  March 31               December 31
                                                                                    1997                     1996
                                                                                  --------               -----------

          MRIL tools and related equipment....................................    $ 26,486                $ 24,677
          Research equipment..................................................         705                     705
          Computer equipment..................................................       1,488                   1,364
          Other equipment and fixtures........................................       2,431                   2,402
                                                                                  --------                --------
                                                                                    31,110                  29,148
          Less accumulated depreciation.......................................     (13,572)                (12,404)
                                                                                  --------                --------
                                                                                  $ 17,538                $ 16,744
                                                                                  ========                ========

     Depreciation expense (in thousands) for the three months ended March 31, 1997 and March 31, 1996 was $1,168 and $1,008, respectively.


(4)    OTHER ASSETS

       Other assets as of March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                           March 31   December 31
                                             1997         1996
                                           --------   -----------

          Patent costs and trademarks....   $ 735          702
          Equipment Deposits.............     100           48
          Other..........................      26           76
                                            -----         ----
                                              861          826
          Less accumulated amortization..    (134)        (123)
                                            -----         ----
                                            $ 727        $ 703
                                            =====        =====

(5)  DEFERRED REVENUE

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

          Balance of deferred revenue
              at December 31, 1996.......................  $ 9,143
          Less amount recognized.........................   (1,219)
          Plus funds received for additional equipment...    1,088
                                                           -------
          Balance of deferred revenue at March 31, 1997..  $ 9,012
                                                           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Management's discussion and analysis is the Company's analysis of its financial performance and of significant trends which may impact its future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.


RESULTS OF OPERATION

     REVENUE. Revenue for the first quarter of fiscal 1997 was $6.5 million, an increase of 120% compared to revenue of $3.0 million in the first quarter of 1996. Total revenue from wireline logging for the first quarter of 1997 was $4.9 million, compared to $2.7 million for the same period in 1996, an increase of 83%. Within this increase of revenue from wireline logging, domestic revenue increased by 106%, and wireline logging revenue from industry partners increased by 109%. Wireline logging revenue from international operations was flat compared to the same period in 1996. Other revenue for the first quarter of 1997 was $1.6 million. This compares to other revenue of $291,000 for the first quarter of 1996. Included in other revenue was sales to industry partners, primarily for resale into the Peoples Republic of China, of $1.3 million.

     COST OF SALES AND SERVICES. Cost of sales and services increased from $2.1 million in the first quarter of 1996 to $3.6 million in the first quarter of 1997. Included in cost of sales and services in the first quarter of 1997 is $618,000 of cost of sales, primarily the cost of the MRIL units sold to WALS for delivery into the Peoples Republic of China. Cost of sales in the first quarter of 1996 was $57,000. Cost of sales and services excluding cost of sales, therefore, increased from $2.1 million in the first quarter of 1996 to $3.0 million in the first quarter of 1997, an increase of 43%. This compares favorably to an increase in revenue from wireline logging of 83%. Cost of sales and services, other than the cost of sales, is primarily for the support of wireline logging revenue. In that a large portion of the costs are fixed, there is significant leverage associated with volume increases.

     DEPRECIATION OF FIELD ASSETS. Depreciation of field assets in the first quarter of 1997 was $1.1 million compared with $912,000 during the same period in 1996, an increase of 16%, which compares favorably to an increase in wireline logging revenue of 83%. The higher depreciation is attributable to additional MRIL units in service with NUMAR and its industry partners.

     GROSS PROFIT (LOSS). Gross profit for the first quarter of 1997 was $1.9 million compared to a gross loss of $80,000 as a result of the higher rate of revenue growth compared to the growth of the cost of sales and services and the cost of depreciation of field assets.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased slightly during the first quarter of 1997 compared to the first quarter of 1996. For the balance of the year, general and administrative expenses are expected to increase compared to the prior year but to decrease as a percentage of revenues.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first quarter of 1997 were $587,000, compared to $470,000 for the same period in 1996, an increase of 25%. Research and development expenses are expected to exceed 1996 expenses as the MRIL FEWD development project and other research projects accelerate, but to decrease as a percentage of revenue.

     INCOME TAX EXPENSE. Income tax expense for the first quarter of 1997 was $81,000 compared to an income tax benefit in the first quarter of 1996 of $16,000. The Company currently has available $19.0 million federal net operating loss carryforwards and $2.5 million in state net operating loss carryforwards, which may be used to reduce taxes payable for federal and state tax purposes. However, as NUMAR earns profits in 1997, in the United States there will be tax expense of approximately 2% for Alternative Minimum Tax Liability and Pennsylvania state taxes, net of utilization of net operating loss carryforwards, as well as foreign taxes.

     NET INCOME (LOSS). Net income for the first quarter of 1997 was $923,000 as compared to a net loss of $845,000 for the first quarter of 1996. This was the result of revenue increasing at a rate substantially higher than related expenses.

     FINANCIAL CONDITION AND LIQUIDITY. As of March 31, 1997, the Company had cash on hand of $5.2 million and less than $200,000 of loans outstanding. The Company believes that the cash on hand, contractual payments due from industry partners during the balance of the year, and a $3.0 million bank line of credit will be sufficient to fund its operations and anticipated growth through the balance of 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:  None

     (b) There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NUMAR Corporation


                            By:   /s/ Edward P. Delson
                                 -----------------------------
                                  Edward P. Delson
                                  Senior Vice President and
                                  Chief Financial Officer