Form 10-Q
period 1997-06-30
NUMAR CORP
filed 1997-08-12
CIK 830476

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended   June 30, 1997
                                               -----------------

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

The number of shares outstanding of the Registrant's common stock, $0.01 par value, as of June 30, 1997 was 8,415,291.

                                     INDEX




                                                                            Page
                                                                            ----

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets
                    As of June 30, 1997 and December 31, 1996                1

               Consolidated Statements of Operations                         2
                    For the Three Months and Six Months
                    Ended June 30, 1997 and 1996

               Consolidated Statements of Cash Flows                         3
                    For the Six Months Ended June 30,
                    1997 and 1996

               Notes to Consolidated Financial Statements                    4

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           6


     ITEM 6.   Exhibits and Reports on Form 8-K                              7


               Signatures                                                    8


                      NUMAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                           June 30,           December 31,
                                                                             1997                 1996
                                                                             ----                 ----
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.............................................. $ 4,651               $ 5,626
   Accounts receivable, less allowance for doubtful accounts
      of $135,000 and $90,000, respectively...............................   6,738                 4,486
   Inventory..............................................................     116                   219
   Prepaid expenses and other current assets..............................     641                   396
                                                                            ------                ------
     Total current assets.................................................  12,146                10,727
Well logging devices under construction and supplies......................   4,108                 3,655
Property and equipment, net...............................................  17,456                16,744
Other assets, net.........................................................     738                   703
                                                                            ------                ------
     Total assets......................................................... $34,448               $31,829
                                                                            ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of loans payable....................................... $    65               $    76
   Accounts payable.......................................................   1,086                   961
   Accrued expenses.......................................................   1,985                 1,998
   Deferred revenue.......................................................   3,291                 3,167
   Taxes payable..........................................................     399                   391
                                                                            ------                ------
     Total current liabilities............................................   6,826                 6,593
Deferred revenue..........................................................   6,680                 5,977
Loans payable.............................................................      97                   129
Stockholders' equity:
   Common shares; par value $.01 per share; authorized,
      50,000,000 shares; issued and outstanding 8,415,291
      and 8,389,653, respectively.........................................      84                    84
  Additional paid-in capital..............................................  56,697                56,457
  Accumulated deficit..................................................... (35,936)              (37,411)
                                                                            ------                ------
     Total stockholders' equity...........................................  20,845                19,130
                                                                            ------                ------
     Total liabilities and stockholders' equity........................... $34,448               $31,829
                                                                            ======                ======



         See accompanying notes to consolidated financial statements.

                      NUMAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except for share data)

                                                     for the three months ended             for the six months ended
                                                                June 30,                             June 30,
                                                     ---------------------------          ---------------------------

                                                          1997             1996                1997             1996
                                                          ----             ----                ----             ----

                                                              (Unaudited)                          (Unaudited)
Revenue............................................  $    6,190       $    4,106          $   12,738       $    7,079
Cost of sales and services.........................       3,472            2,758               7,078            4,899
Depreciation of field assets.......................       1,211              933               2,269            1,845
                                                      ---------        ---------           ---------        ---------
    Gross profit...................................       1,507              415               3,391              335
General and administrative expenses................         377              412                 736              790
Research and development expenses..................         616              503               1,203              973
                                                      ---------        ---------           ---------        ---------
    Income (loss) from operations..................         514             (500)              1,452           (1,428)

Other income (expense):
  Interest income..................................          66               84                 138              158
  Interest expense.................................          (5)              (8)                (11)             (15)
                                                      ---------        ---------           ---------        ---------
        Income (loss) before income tax............         575             (424)              1,579           (1,285)
 Income tax expense................................          23               84                 104               68
                                                      ---------        ---------           ---------        ---------
        Net income (loss)..........................  $      552       $     (508)         $    1,475       $   (1,353)
                                                      =========        =========           =========        =========

        Net income (loss) per share................  $      .06       $     (.06)         $      .17       $     (.16)
                                                      =========        =========           =========        =========

Weighted average common shares outstanding.........   8,844,180        8,308,887           8,399,447        8,291,174



         See accompanying notes to consolidated financial statements.

                       NUMAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                        for the six months ended
                                                                 June 30,
                                                             ----------------
                                                              1997     1996
                                                             ------  --------
                                                               (Unaudited)
Cash flow from operating activities:
   Net income (loss)......................................   $ 1,475   $(1,353)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization....................     2,423     2,068
         Provision for doubtful accounts..................        45       ---
   Changes in assets and liabilities which
      provided (used) cash:
         Receivables - trade..............................    (2,297)      417
         Inventory........................................       103       ---
         Prepaid expenses and other current assets........      (245)     (146)
         Other assets.....................................       (57)     (102)
         Accounts payable.................................       (54)      178
         Accrued expenses.................................      (108)      122
         Deferred revenue.................................       827     2,192
         Foreign taxes payable............................         8       (34)
                                                             -------   -------
       Net cash provided by operating activities..........     2,120     3,342
                                                             -------   -------
Cash flows from investing activities:
   Capital expenditures...................................    (3,411)   (4,198)
   Proceeds from disposition of property and
    equipment.............................................       119       561
                                                             -------   -------
   Net cash used in investing activities..................    (3,292)   (3,637)
                                                             -------   -------
Cash flows from financing activities:
   Proceeds from (repayment of) bank debt and term
    loans.................................................       (43)        1
   Payment of employee subscription receivables...........       ---        26
   Proceeds from issuing common shares....................       240       500
                                                             -------   -------
       Net cash provided by financing activities..........       197       527
                                                             -------   -------
Cash and cash equivalents:
   Net increase (decrease) in cash........................      (975)      232
   Balance, beginning of period...........................     5,626     6,323
                                                             -------   -------
   Balance, end of period.................................   $ 4,651   $ 6,555
                                                             =======   =======

Supplemental cash flow disclosures:
    Cash paid during the year for:
     Interest.............................................         8        12
     Income taxes.........................................       140        15
     Accounts payable on well logging devices under
          construction and supplies.......................       470       439


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

(2)  Other Events

     On June 9, 1997, NUMAR entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among NUMAR, Halliburton Company ("Halliburton") and Halliburton M.S. Corp., a wholly-owned subsidiary of Halliburton
("Acquisition").

     Pursuant to the Merger Agreement, Acquisition will merge with and into NUMAR, which is the surviving entity in the merger, and each share of NUMAR will be converted into 0.4832 of one share of common stock of Halliburton. Following the merger, the separate existence of Acquisition will cease, and NUMAR will continue as the surviving corporation under Pennsylvania law as a wholly-owned subsidiary of Halliburton.

     The proposed merger is subject to the approval of NUMAR's shareholders and Hart-Scott-Rodino antitrust clearance. The merger will be structured as a pooling of interests, and for federal income tax purposes, as a tax-free exchange to NUMAR shareholders. The companies anticipate completion of the acquisition during the third quarter of 1997.

     As of June 30, 1997, prepaid expenses and other current assets include approximately $267,000 of deferred acquisition costs relating to the proposed merger.


(3)  Well Logging Devices Under Construction and Supplies

     Well logging devices under construction and supplies as of June 30, 1997 and December 31, 1996 are as follows (in thousands):


                                             June 30    December 31
                                               1997         1996
                                               ----         ----

          Supplies and components...........  $3,135       $3,073
          Work-in-process ..................     973          582
                                              ------       ------
                                              $4,108       $3,655
                                              ======       ======


(4)    Property and Equipment

     Property and equipment as of June 30, 1997 and December 31, 1996 are as follows (in thousands):


                                                     June 30   December 31
                                                       1997       1996
                                                       ----       ----

          MRIL tools and related equipment...        $ 27,096   $ 24,677
          Research equipment.................             705        705
          Computer equipment.................           1,717      1,364
          Other equipment and fixtures.......           2,455      2,402
                                                     --------   --------
                                                       31,973     29,148
          Less accumulated depreciation......         (14,517)   (12,404)
                                                     --------   --------
                                                     $ 17,456   $ 16,744
                                                     ========   ========

     Depreciation expense (in thousands) for the six months ended June 30, 1997 and June 30, 1996 was $2.4 million and $2.0 million, respectively.

(5)  Other Assets

     Other assets as of June 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                    June 30     December 31
                                                      1997          1996
                                                      ----          ----

          Patent costs and trademarks..............  $ 759         $ 702
          Equipment deposits.......................     33            48
          Other....................................     91            76
                                                     -----         -----
                                                       883           826
          Less accumulated amortization ...........   (145)         (123)
                                                     -----         -----
                                                     $(738)        $ 703
                                                     =====         =====

(6)  Deferred Revenue

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

          Balance of deferred revenue
               at December 31, 1996 ........................     $ 9,144
          Less amount recognized ...........................      (2,430)
          Plus funds received for additional equipment......       3,257
                                                                 -------
          Balance of deferred revenue at June 30, 1997 .....     $ 9,971
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

Results of Operation

     Revenue. Revenue for the second quarter of fiscal 1997 was $6.2 million, an increase of 51% compared to revenue of $4.1 million in the second quarter of 1996. Revenue from wireline logging for the second quarter of 1997 was $4.8 million, compared to $3.0 million for the same period in 1996, an increase of 61%. Within this increase of revenue from wireline logging, domestic revenue increased by 81%, international revenue increased by 25%, and wireline logging revenue from industry partners increased by 64%. Other revenue for the second quarter of 1997 was $1.4 million compared to $1.1 million in 1996 due to increased sales to industry partners.

     Revenue for the first half of 1997 was $12.7 million, an increase of 80% compared to revenue of $7.1 million in the first half of 1996. Total revenue from wireline logging for the first half of 1997 was $9.7 million compared to revenue of $5.6 million for the same period in 1996, an increase of 71%. Within this increased from wireline logging, domestic revenue increased by 94%, international revenue increased by 13%, and logging revenue from industry partners increased by 85%. Other revenue for the first half of 1997 was $3.1 million, compared to $1.4 million in the first half of 1996. The increase was due to increased sales to industry partners.

     Cost of sales and services. Cost of sales and services for the second quarter increased from $2.8 million in 1996 to $3.5 million in 1997. Included in cost of sales and services in the second quarter of 1997 is $527,000 of cost of sales primarily the cost of the two MRIL units sold to industry partners. Cost of sales in the second quarter of 1996 was $545,000. Cost of sales and services increased, exclusive of cost of goods sold, by 33%. This compares favorably to an increase in revenues from wireline logging of 61%. Cost of sales and services, other than the costs of sales, is primarily for the support of wireline logging revenues. In that a large portion of the costs are fixed, there is significant leverage associated with volume increases.

     Cost of sales and services for the first half of the year increased from $4.9 million in 1996 to $7.1 million in 1997. Included in cost of sales and services in the first half of 1997 was $1.1 million of costs of sales, primarily the cost of four MRIL units sold to industry partners. Cost of sales in the first half of 1996 was $602,000. Cost of sales and services exclusive of cost of goods sold increased by 38%. This compares to an increase in revenues from wireline logging of 71%.

     Depreciation of field assets. Depreciation of field assets in the second quarter and the first half of 1997 was $1.2 million and $2.3 million, respectively. This compares to $933,000 and $1.8 million for the same periods in 1996, increases of 30% and 23%, respectively. This compares favorably to an increase in wireline logging revenue of 57% for the second quarter of 1997 and 62% for the first half of 1997. The higher depreciation is attributable to additional MRIL units in services with NUMAR and industry partners.

     Gross profit. Gross profit for the second quarter and first half of 1997 was $1.5 million and $3.4 million, respectively, compared to gains of $415,000 and $335,000, respectively, for the same periods in 1996. This is a result of the higher rate of revenue growth compared to the growth of the cost of sales and services and the cost of depreciation of field assets.

     General and administrative expenses. General and administrative expenses decreased slightly during the first half of 1997 compared to the first half of 1996. For the balance of the year, general and administrative expenses are expected to increase compared to the prior year but at a rate significantly less than expected revenue increases.

     Research and development expenses. Research and development expenses in the second quarter and first half of 1997 were $616,000 and $1.2 million, respectively, compared to $503,000 and $973,000 for the same periods in 1996, increases of 22% and 24%. Research and development expenses will continue to exceed 1996 expenses as the MRIL FEWD development project and other research projects accelerate. The rate of increase is expected to be well below revenue increases.

     Interest income.   Interest income for the second quarter and first half of
1997 was $66,000 and $138,000, respectively, compared to $84,000 and $158,000 in the comparable periods of 1996. Reduced interest was due to having less funds to invest.

     Income tax expense. Income tax expense for the second quarter and first half of 1997 was $23,000 and $104,000, respectively, compared to expenses of $84,000 and $68,000 for the comparable periods in 1996. In the second quarter of 1997, NUMAR made certain year-to-date favorable adjustments to taxes accrued on foreign earnings as the tax situation in certain countries became clearer. During 1997, as NUMAR earns profits in the United States, there will be a minimum tax expense of approximately 2% for federal income taxes as well as Pennsylvania state taxes.

     Net income (loss). Net income for the second quarter and first half of 1997 was $552,000 and $1.5 million, respectively, as compared to a net loss of $508,000 for the second quarter of 1996 and a net loss of $1.4 million for the first half of 1996. This was the result of revenues increasing at a rate substantially higher than related expenses.

     Financial condition and liquidity. As of June 30, 1997, the Company had cash on hand of $4.7 million and less than $200,000 of loans outstanding. The Company believes that the cash on hand, contractual payments due from industry partners during the balance of the year, and a $3.0 million bank line of credit will be sufficient to fund its operations and anticipated growth through the balance of 1997.


Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:  None

     (b) A report on Form 8-K was filed on June 9, 1997 relating to the registrant's proposed acquisition by Halliburton Company.

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